Form 10-K
period 2020-12-31
Lazard Growth Acquisition Corp. I
filed 2021-03-31
CIK 1836337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

☐	Transition Period Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number 001-40035

LAZARD GROWTH ACQUISITION CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1571783
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

30 Rockefeller Plaza New York, New York	10112
(Address of principal executive offices)	(zip code)

(212) 632-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-fifth of one redeemable warrant	LGACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	LGAC	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for one Class A ordinary share at an exercise price of $11.50 per share	LGACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒     No ☐

As of December 31, 2020, the last business day of the registrant’s most recently completed fiscal quarter, the registrant’s ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s ordinary shares on such date.

As of March 1, 2021, there were 57,500,000 shares of Class A ordinary shares, par value $0.0001 per share, and 14,375,000 shares of Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated February 9, 2021, as filed with the Securities and Exchange Commission on February 11, 2021, pursuant to Rule 424(b)(4) (SEC File No. 333-252408) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

LAZARD GROWTH ACQUISITION CORP. I

FORM 10-K

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company,” “we,” “us,” “our” and “our company” refer to Lazard Growth Acquisition Corp. I.

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”). Lazard Ltd, an affiliate of our sponsor, LGACo 1 LLC (the “sponsor”), intends to use resources across its international financial advisory and asset management businesses to source and evaluate attractive, high growth private companies. Although we are not limited to a particular industry or geographic region in our identification and acquisition of a target company, we believe the growth-oriented subsectors of the healthcare, technology, energy transition, financial and consumer sectors present particularly attractive investment opportunities.

On December 17, 2020, the sponsor paid an aggregate purchase price of $25,000, or approximately $0.0017 per share, to subscribe for an aggregate of 14,375,000 Class B ordinary shares, par value $0.0001 per share (the “founder shares”). Up to 1,875,000 founder shares were subject to forfeiture by the sponsor, depending on the extent to which the underwriter’s over-allotment option was exercised. As a result of the underwriter’s exercise of the over-allotment option in full, 1,875,000 of the founder shares are no longer subject to forfeiture.

On February 12, 2021, we consummated our initial public offering (the “IPO”) of 57,500,000 of our units (the “units”), including 7,500,000 units sold upon exercise in full of the underwriter’s over-allotment option. Each unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A ordinary shares”), and one-fifth of one redeemable warrant (the “public warrants”), with each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $575,000,000.

Simultaneously with the consummation of the IPO and the issuance and sale of the units, the Company consummated the sale to the sponsor of 9,000,000 private placement warrants (the “private placement warrants”), with each private placement warrant exercisable to purchase one Class A ordinary share at $11.50 per share subject to adjustment, at a price of $1.50 per private placement warrant, generating total proceeds of $13,500,000. The private placement warrants are identical to the public warrants, except that, so long as they are held by the sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

A total of $575,000,000, comprised of $563,500,000 of the proceeds from the IPO and $11,500,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”).

Transaction costs amounted to $32,432,846, consisting of $11,500,000 of underwriting fees (a net underwriting fee of $8,500,000 after giving effect to the underwriter’s reimbursement of the Company for $3,000,000 of financial advisory fees payable by the Company to Lazard Frères & Co. LLC), $20,125,000 of deferred underwriting fees (as may be reduced as a result of the underwriter’s reimbursement to the Company for certain financial advisory fees payable by the Company to Lazard Frères & Co. LLC) and $807,846 of other offering costs. In addition, cash of $1,812,418 was held outside of the trust account and is available for working capital purposes and payment of IPO expenses.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated February 9, 2021, incorporated by reference herein.

We maintain a corporate website at https://lazardltd.gcs-web.com/lgacu.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 9, 2021, incorporated by reference herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our directors’ or officers’ expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements herein may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential business combination opportunities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” contained in our prospectus dated February 9, 2021, incorporated by reference herein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 30 Rockefeller Plaza, New York, NY 10112. The cost for this space is included in the $20,000 per-month fee our sponsor charges us for office space, secretarial and administrative support. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A ordinary shares and public warrants are or will be listed on the Nasdaq Capital Markets (“Nasdaq”) under the symbols LGACU, LGAC and LGACW, respectively.

Holders

As of March 1, 2021, there was one holder of record of our units, six holders of record of our Class B ordinary shares and one holder of record of our private placement warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 17, 2020, the sponsor paid an aggregate purchase price of $25,000, or approximately $0.0017 per share, to subscribe for an aggregate of 14,375,000 Class B ordinary shares, par value $0.0001. The sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in the sponsor is an accredited investor under Rule 501 of Regulation D.

Simultaneously with the consummation of the IPO and the issuance and sale of the units, the Company consummated the sale to the sponsor of 9,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share subject to adjustment, at a price of $1.50 per private placement warrant, generating total proceeds of $13,500,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The private placement warrants are identical to the public warrants, except that, so long as they are held by the sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

No underwriting discounts or commissions were paid with respect to such sales.

On February 12, 2021, we consummated our IPO of 57,500,000 of our units, including 7,500,000 units sold upon exercise in full of the underwriter’s over-allotment option. Each unit consists of one Class A ordinary share of the Company, $0.0001 par value per share, and one-fifth of one redeemable warrant, with each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $575,000,000. Goldman Sachs & Co. LLC acted as Book-Running Manager. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252408), which was declared effective by the Securities and Exchange Commission (the “SEC”) on February 9, 2021.

A total of $575,000,000, comprised of $563,500,000 of the proceeds from the IPO and $11,500,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan

Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”).

Transaction costs amounted to $32,432,846, consisting of $11,500,000 of underwriting fees (a net underwriting fee of $8,500,000 after giving effect to the underwriter’s reimbursement of the Company for $3,000,000 of financial advisory fees payable by the Company to Lazard Frères & Co. LLC), $20,125,000 of deferred underwriting fees (as may be reduced as a result of the underwriter’s reimbursement to the Company for certain financial advisory fees payable by the Company to Lazard Frères & Co. LLC) and $807,846 of other offering costs. In addition, cash of $1,812,418 was held outside of the trust account and is available for working capital purposes and payment of IPO expenses.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our income taxes. Any remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Lazard Ltd, an affiliate of our sponsor, intends to use resources across its international financial advisory and asset management businesses to source and evaluate attractive, high growth private companies. Although we are not limited to a particular industry or geographic region in our identification and acquisition of a target company, we believe the growth-oriented subsectors of the healthcare, technology, energy transition, financial and consumer sectors present particularly attractive investment opportunities. As of December 31, 2020, we had not selected any potential business combination target and we had not, nor had anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target. During the fiscal period ended December 31, 2020, our efforts were limited to organizational activities.

Results of Operations

Our only activities from December 10, 2020 (inception) through December 31, 2020 were organizational activities and those necessary to consummate the IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from December 10, 2020 (inception) through December 31, 2020, we had a net loss of $7,000, which consists of operating and formation costs.

Liquidity and Capital Resources

On December 17, 2020, the sponsor made available to the Company, under an unsecured revolving promissory note (the “IPO Promissory Note”), up to $300,000 to be used for costs and expenses reasonably related to the Company’s formation and IPO. Immediately prior to the IPO, the borrowings outstanding under the IPO Promissory Note were $187,583. The IPO Promissory Note was non-interest bearing and was repaid in full and cancelled.

As of December 31, 2020, we had cash of $25,000. Until the consummation of the IPO, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the founder shares and advances from our sponsor. Prior to the completion of our initial business combination, we have available to us $1,300,000 from loans committed by our sponsor for working capital as of March, 26, 2021.

On February 12, 2021, we consummated our IPO of 57,500,000 of our units, including 7,500,000 units sold upon exercise in full of the underwriter’s over-allotment option. Each unit consists of one Class A ordinary share of the Company, $0.0001 par value per share, and one-fifth of one public warrant, with each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $575,000,000. Goldman Sachs & Co. LLC acted as Book-Running Manager. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252408), which was declared effective by the SEC on February 9, 2021.

Simultaneously with the consummation of the IPO and the issuance and sale of the units, the Company consummated the sale to the sponsor of 9,000,000 private placement warrants, with each private placement warrant exercisable to purchase one Class A ordinary share at $11.50 per share subject to adjustment, at a price of $1.50 per private placement warrant, generating total proceeds of $13,500,000. The private placement warrants are identical to the public warrants, except that, so long as they are held by the sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

A total of $575,000,000, comprised of $563,500,000 of the proceeds from the IPO and $11,500,000 of the proceeds of the sale of the private placement warrants, was placed in the trust account. Transaction costs amounted to $32,432,846, consisting of $11,500,000 of underwriting fees (a net underwriting fee of $8,500,000 after giving effect to the underwriter’s reimbursement of the Company for $3,000,000 of financial advisory fees payable by the Company to Lazard Frères & Co. LLC), $20,125,000 of deferred underwriting fees (as may be reduced as a result of the underwriter’s reimbursement to the Company for certain financial advisory fees payable by the Company to Lazard Frères & Co. LLC) and $807,846 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our income taxes. Any remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the sponsor has, as of March 26, 2021, committed $1,300,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial business combination. In addition, the sponsor or an affiliate of the sponsor may, but is not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans made available from the sponsor or its affiliates may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such additional loans have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or its affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in the trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we would be forced to cease operations and liquidate the trust account.

Off-balance sheet financing arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, and did not have any commitments or contractual obligations.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay the sponsor a monthly fee of $20,000 for office space, secretarial and administrative services. We began incurring these fees on February 10, 2021 and expect to continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

There will be no finder’s fees, reimbursements or cash payments made by us to our sponsor, our directors and officers or their respective affiliates for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the IPO and the sale of the private placement warrants, in each case held in the trust account, prior to the completion of our initial business combination:

•	payments of $20,000 per month to an affiliate of our sponsor for office space, secretarial and administrative services, as described above;
•	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination;
•

payment to Lazard, including to Lazard Frères & Co. LLC, of fees for any financial advisory or other similar investment banking services provided to our company, and reimbursement of Lazard for any out-of-pocket expenses incurred by Lazard in connection with the performance of such services; and

•

repayment of loans which may be made by our sponsor or an affiliate of our sponsor, including the $1,300,000 loan commitment made by our sponsor for working capital pursuant to an amended and restated working capital promissory note dated as of March 26, 2021 to finance transaction costs in connection with an intended initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such additional loans, if any, have not been determined and no written agreements exist with respect to such loans.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reported period. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the financial statements. We have identified not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of our IPO and the sale of the private placement warrants, including amounts deposited in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, we may have less interest income available to us for payment of taxes, and a decline in the value of the assets held in the trust account could reduce the principal below the amount initially deposited in the trust account.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Alexander Stern	54	Executive Chairman and Director
Eyal Ofir	40	Chief Executive Officer and Director
Mary Ann Deignan	58	Chief Financial Officer and Director
Adam Berlew	54	Director
Pierre-Yves Cros	61	Director
Philip Hadley	58	Director
Noreen Roth Henig	55	Director
Selina Tobaccowala	44	Director

Alexander Stern serves as our Executive Chairman and a Director. Mr. Stern has served as President of Lazard Ltd and its subsidiaries (“Lazard” and, together with such subsidiaries, “Lazard Group”) since June 2019 and as a Managing Director of Lazard since 2002. Mr. Stern has previously served in various other leadership capacities at Lazard, including Chief Executive Officer of Lazard’s financial advisory business, Chief Operating Officer of Lazard and Global Head of Strategy of Lazard. Mr. Stern also serves as the Executive Chairman and a Director of Lazard Healthcare Acquisition Corp. I (“LHCA I”) and of Lazard Fintech Acquisition Corp. I (“LFTA I”), special purpose acquisition companies sponsored by indirect subsidiaries of Lazard Ltd (and therefore affiliates of our sponsor). Mr. Stern is recognized as a proven financial advisor in the technology sector with a track record of leading complex transformational growth and value creation initiatives for clients. Prior to joining Lazard, Mr. Stern held various positions with Patricof & Co. Ventures and IBM. Mr. Stern is Chairman of the LUNGevity Foundation and a member of the Board of Advisors for the School of Engineering and Applied Sciences of the University of Pennsylvania. Mr. Stern earned a B.S. from Duke University, an M.S.E. from the School of Engineering and Applied Science at the University of Pennsylvania and an M.B.A. from the University of Pennsylvania, Wharton School. Mr. Stern was selected to serve on our board of directors due to his technology sector expertise and experience leading growth and value creation initiatives, including in his current role at Lazard where he is responsible for developing and implementing the firm’s growth strategy.

Eyal Ofir serves as our Chief Executive Officer and a Director. Mr. Ofir is a Managing Director in Lazard’s Financial Institutions Group where he advises a broad range of global financial institutions, specializing in fintech. Over the course of his career, Mr. Ofir has advised on a multitude of mergers, acquisitions, divestitures, leverage buyouts, IPOs and other capital markets transactions. Mr. Ofir also serves as the Executive Chairman and a Director of LFTA I, a special purpose acquisition company sponsored by indirect subsidiaries of Lazard Ltd (and therefore affiliate of our sponsor). Prior to joining Lazard, Mr. Ofir worked in Ernst & Young’s Transaction Advisory Services group and served as a Captain in the Israeli Navy. Mr. Ofir serves as Director and Treasurer of the National Psoriasis Foundation and as a member of Investment Committee for the endowment of Hadassah, the Women’s Zionist Organization of America, Inc. Mr. Ofir received a B.A. from the Hebrew University of Jerusalem with a double major in Economics and Accounting and an M.B.A. from the University of Chicago Booth School of Business, where he was a Dennis W. and Jane B. Carlton Fellow. Mr. Ofir was selected to serve on our board of directors due to his financial services sector expertise and substantial experience in mergers, acquisitions and capital markets transactions.

Mary Ann Deignan serves as our Chief Financial Officer and a Director. Ms. Deignan is a Managing Director and Co-Head of Capital Markets Advisory at Lazard, advising clients on shareholder activism, strategic investor relations, capital raising and corporate governance. Ms. Deignan also serves as the Chief Financial Officer and a Director of LHCA I and of LFTA I, special purpose acquisition companies sponsored by indirect subsidiaries of Lazard Ltd (and therefore affiliates of our sponsor). Ms. Deignan joined Lazard from Bank of America Merrill Lynch, where she was Co-Head of Global Equity Capital Markets, a role she assumed after her tenure as Head of Americas Equity Capital Markets. She also worked for UBS as Head of Americas Equity Capital Markets.

Ms. Deignan began her career at Bankers Trust in leveraged finance. Ms. Deignan provides expert guidance across regions and market sectors on a range of shareholder and corporate finance matters including activism preparedness and defense, investor perspectives on M&A and strategic actions, IPO advisory and capital raising, trends in ESG and corporate governance. Ms. Deignan has extensive knowledge of the global equity markets and public market investors. Ms. Deignan is on the Investment Committee of the Margaret A. Cargill Philanthropies and the Board of Advisors at the Hospital for Special Surgery in NYC. She has a B.A. from Mount Holyoke College and an M.B.A. from the Tuck School at Dartmouth. Ms. Deignan was selected to serve on our board of directors due to her extensive knowledge of the global equity markets and public markets investors through her experience advising clients on shareholder activism, strategic investor relations, capital raising and corporate governance.

Adam Berlew serves on our board of directors. Mr. Berlew is currently Director of Cloud AI & Industry Solutions at Google, Inc., where he leads strategic customer and partner engagement, operations and product inclusion. Mr. Berlew previously served as the Director of Global Enterprise Demand Marketing for Google Cloud from 2017 to 2021. Prior to Google Cloud, he served as the Vice President of Global Marketing and Customer Engagement with Broadcom Inc. from 2015 to 2017. Prior to joining Broadcom Inc., he served as Vice President of Global Demand Generation & Americas Marketing with Equinix Inc., a data center company. Mr. Berlew began his career working at the Boston Consulting Group and has also been a tenured marketing leader with Dell Inc. Mr. Berlew holds a B.A. in Economics with Honors from Brown University and an M.B.A. from the University of Pennsylvania, Wharton School. He has served as a member of the board of directors of Stifel Financial Corporation’s since 2019 and as one of the U.S. Olympic Luge Committee’s independent board members since 2014. Mr. Berlew was selected to serve on our board of directors due to his extensive management and business background, particularly in the cloud, high-tech, telecom and financial and professional services sectors.

Pierre-Yves Cros serves on our board of directors. Mr. Cros is a Senior Advisor at The Blackstone Group Inc., one of the world’s leading investment firms. Prior to The Blackstone Group Inc., Mr. Cros was Chief Strategy and Development Officer at Capgemini Group, a Paris-based company that provides consulting, digital transformation, technology and engineering services, where he held various senior leadership positions from 2003 to 2020. Mr. Cros received an M.Sc. in Civil Engineering from Institut National des Sciences Appliquées de Lyon and an M.B.A. from HEC Paris. Mr. Cros was selected to serve on our board of directors due to his substantial experience in mergers and acquisitions, operations and strategic business planning, as well as his Continental European perspective from his leadership positions in multi-national businesses.

Philip Hadley serves on our board of directors. Mr. Hadley is currently a Senior Advisor to Oak Hill Capital and a Special Advisor to Brighton Park Capital. Mr. Hadley also serves as a Director Nominee of LFTA I, a special purpose acquisition company sponsored by indirect subsidiaries of Lazard Ltd (and therefore affiliate of our sponsor). Mr. Hadley was previously the Chairman and CEO at FactSet Research Systems Inc., a financial data and software company, where he held various leadership positions from November 1986 to June 2020. Prior to joining FactSet Research Systems Inc., Mr. Hadley was employed by Cargill Corporation. Mr. Hadley received a B.B.A. in Accounting from the University of Iowa and is a Chartered Financial Analyst. He has served as the Chairman of Clean Origin since 2018, the Chairman of RocketReach.co since 2020, a member of the board of directors of Calero Software since 2020 and a member of the board of advisors of Kum & Go since 2005. Mr. Hadley previously served as Chairman of RS Energy Group from 2017 until its acquisition by Enverus in February 2020. Mr. Hadley was selected to serve on our board of directors due to his significant experience in software and financial data and his track record as CEO of FactSet.

Noreen Roth Henig, M.D. serves on our board of directors. Dr. Henig is the Chief Medical Officer of Kezar Life Sciences, Inc., a clinical-stage biotechnology company committed to revolutionizing treatments for patients with autoimmune diseases and cancer. Dr. Henig also serves as a Director Nominee of LHCA I, a special purpose acquisition company sponsored by indirect subsidiaries of Lazard Ltd (and therefore affiliate of our sponsor). Prior to Kezar Life Sciences, Inc., Dr. Henig served as Chief Medical Officer of Breath Therapeutics Holdings BV, a biotechnology company developing a first-in-class inhaled drug-device therapy that was recently acquired by Zambon SpA. Prior to joining Breath Therapeutics Holding BV, she was Chief Medical Officer at ProQR Therapeutics N.V., a private company that completed an initial public offering as a preclinical phase biotechnology company. Since 2019, Dr. Henig has also served on the board of directors of Avidity Biosciences, which recently completed its initial public offering as a preclinical company in June 2020. Dr. Henig holds a B.A. in History of Art from Yale University and an M.D. with distinction in Immunology from Albert Einstein College of Medicine of

Yeshiva University. Dr. Henig was selected to serve on our board of directors due to her extensive management and business background, particularly in the area of healthcare and biotech.

Selina Tobaccowala serves on our board of directors. Ms. Tobaccowala is currently the Chief Digital Officer at Openfit, LLC, an all-in-one digital streaming platform for integrated fitness, nutrition and wellness. Ms. Tobaccowala also serves as a Director Nominee of LHCA I, a special purpose acquisition company sponsored by indirect subsidiaries of Lazard Ltd (and therefore affiliate of our sponsor). Prior to joining Openfit, LLC, she was the co-founder and CEO at Gixo, Inc., an innovative live workout fitness start-up, from 2016 until they were acquired by Openfit, LLC in 2019. Prior to Gixo Inc., Ms. Tobaccowala was the President and Chief Technology Officer at SurveyMonkey Inc. from 2009 to 2016, leading the company to become the world’s dominant online survey platform. She received a B.S. in Computer Science with Honors from Stanford University. Ms. Tobaccowala has served on the board of directors of Redfin since 2014 and as an advisory board member of HubSpot since 2015. Ms. Tobaccowala was selected to serve on our board of directors due to her considerable experience as an entrepreneur and software product executive.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Adam Berlew, Pierre-Yves Cros, Philip Hadley, Noreen Roth Henig and Selina Tobaccowala are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Cros, Mr. Hadley and Ms. Tobaccowala serve as members of our audit committee, and Mr. Hadley serves as the chairman of the audit committee. Our board of directors has determined that each of Mr. Cros, Mr. Hadley and Ms. Tobaccowala are independent under the Nasdaq listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hadley qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which is available on our website and details the principal functions of the audit committee, including:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
•	monitoring the independence of the independent registered public accounting firm;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
•	appointing or replacing the independent registered public accounting firm;
•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO; and

•

reviewing and approving all payments made to our sponsor, officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Berlew, Dr. Henig and Ms. Tobaccowala. In accordance with Rule 5605 of the Nasdaq rules, each of Mr. Berlew, Dr. Henig and Ms. Tobaccowala are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, an extraordinary general meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association. However, prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. Our board of directors may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Berlew and Dr. Henig, and Dr. Henig serves as chairwoman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors, subject to certain phase-in provisions. Our board of directors has determined that each of

Mr. Berlew and Dr. Henig are independent. We have adopted a compensation committee charter, which is available on our website and details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. As we were not public in 2020, no person had any filing requirements pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash compensation for services rendered to us. However, Mr. Stern, our Executive Chairman, Mr. Ofir, our Chief Executive Officer, and Ms. Deignan, our Chief Financial Officer, are also currently President, Managing Director and Managing Director, respectively, of Lazard and receive compensation from Lazard. Until consummation of an initial business combination, we will pay an affiliate of our sponsor an aggregate fee of $20,000 per month for providing us with office space, secretarial and administrative services. However, this arrangement is solely for our benefit and is not intended to provide any of our executive officers or directors with compensation in lieu of a salary.

In addition, our sponsor transferred 25,000 founder shares to each of our independent directors. Further, Lazard has provided each of our executive officers with the opportunity to purchase membership interests in a series of our sponsor (the “Employee Participation Interests”) pursuant to which our executive officers have economic interests in certain of the founder shares but do not have voting rights or dispositive power with respect thereto. Our executive officers have an economic interest in respect of approximately 2% in the aggregate of our issued and outstanding founder shares attributable to their Employee Participation Interests. Each of our executive officers will also be eligible to directly or indirectly purchase or receive additional economic or other interests in our securities from Lazard, including additional Employee Participation Interests, on a discretionary basis in the future.

Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, any director or officer or their respective affiliates. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors and executive officers who remain with us may be paid consulting or management fees from the combined company. All of these fees will be described, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or executive officers. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-transaction business will be responsible for determining officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that directors or executive officers maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our directors and executive officers may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•	each of our executive officers and directors that beneficially owns ordinary shares; and
•	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the private placement warrants or the warrants included in the units offered in the IPO as these warrants are not exercisable within 60 days of the date hereof.

	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner(1)
LGACo 1 LLC (our sponsor)(2)(3)(4)	14,250,000	19.8%
Lazard Ltd(2)(4)	14,250,000	19.8%
Alexander Stern(3)(4)	—	—
Eyal Ofir(3)(4)	—	—
Mary Ann Deignan(3)(4)	—	—
Adam Berlew(4)	25,000	*
Pierre-Yves Cros(4)	25,000	*
Philip Hadley(4)	25,000	*
Noreen Roth Henig(4)	25,000	*
Selina Tobaccowala(4)	25,000	*
All directors and executive officers as a group (eight individuals)(3)(4)	125,000	*
5% Shareholders
Millennium Management LLC(5)	2,947,266	5.1%
Millennium Group Management LLC(5)	2,947,266	5.1%
Israel A. Englander(5)	2,947,266	5.1%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 30 Rockefeller Plaza, New York, New York 10112.
(2)

Our sponsor is the record holder of such ordinary shares, and Lazard Ltd is the ultimate control person of the founder shares held by our sponsor. Our sponsor is organized as a Delaware series limited liability company. Pursuant to the amended and restated operating agreement of our sponsor, Lazard Group is the sole manager of our sponsor and each series thereof and, accordingly, maintains the voting rights attributable to, and the dispositive power in respect of, all founder shares underlying the Employee Participation Interests. Lazard Group is an indirect subsidiary of Lazard Ltd and is governed by a board of directors (its non-executive directors are the same as the non-executive directors of Lazard Ltd) and managed by its executive officers. LGA HoldCo LLC, a Delaware limited liability company and the Series A Member of our sponsor (“HoldCo”), (i) holds Employee Participation Interests in a series of our sponsor that entitles it to economic interests in respect of 9,950,000 founder shares and (ii) has full power to appoint, remove or replace the sole manager of our sponsor at any time. HoldCo is a direct wholly owned subsidiary of Lazard Group and an indirect wholly owned subsidiary of Lazard Ltd. As such, Lazard Ltd, through its controlling ownership interests in Lazard Group and HoldCo, has full discretion to manage and control the business and affairs of our sponsor and each series thereof and is the ultimate control person of the founder shares held of record by our sponsor. Lazard Ltd, a publicly traded company incorporated under the laws of Bermuda with disparate ownership, is governed by a board of directors and is managed by its executive officers, including Mr. Stern who is our Executive Chairman and one of our directors; accordingly, no natural persons control Lazard Ltd.

(3)

Lazard has provided each of our executive officers with the opportunity to purchase Employee Participation Interests pursuant to which our executive officers have economic interests in certain of the founder shares but do not have voting rights or dispositive power with respect thereto. Each of our executive officers is also eligible to directly or indirectly purchase or receive additional economic or other interests in our securities from Lazard, including additional Employee Participation Interests, on a discretionary basis in the future. In addition, certain other employees of Lazard have been, and in the future may be, directly or indirectly provided the opportunity to purchase Employee Participation Interests pursuant to which such persons will have economic interests in certain of the founder shares but will not have voting rights or dispositive power with respect thereto. Our sponsor has provided the opportunity to purchase Employee Participation Interests to our executive officers and such other employees of Lazard representing economic interests in approximately 30% in the aggregate of our issued and outstanding founder shares, including approximately 2% in the aggregate which has been purchased by our executive officers; however, our sponsor maintains the voting rights attributable to, and the dispositive power in respect of, all founder shares.

(4)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, at the time of our initial business combination or earlier at the option of the holders thereof.

(5)

Based upon a Schedule 13G filed with the SEC on February 24, 2021. The address of each of Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander is 399 Park Avenue, New York, New York 10022.

The founder shares and private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and each of our directors and executive officers. Our sponsor and each of our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (a) one year after the completion of our initial business combination and (b) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The private placement warrants and the respective Class A ordinary shares underlying such warrants are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our executive officers or directors, any affiliates or family members of any of our executive officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees or directors of such affiliates (including, for the avoidance of doubt, employees and directors of Lazard), or any funds or accounts advised by our sponsor or its affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In order to finance transaction costs in connection with an initial business combination, our sponsor has committed $1,300,000 in loans to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after this offering and prior to our initial business combination. For a complete discussion regarding certain relationships and related transactions, see the section titled

“Certain Relationships and Related Party Transactions” contained in our prospectus incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal period ended December 31, 2020, fees for our independent registered public accounting firm were $30,000 for the services they performed in connection with our IPO.

Audit-Related Fees

During the fiscal period ended December 31, 2020, our independent registered public accounting firm did not render assurance related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal period ended December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Because our audit committee was not formed until January 25, 2021, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 9, 2021, between the Company and Goldman Sachs & Co. LLC.*
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate.**
4.2	Specimen Class A Ordinary Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*
4.5	Description of Securities.
10.1	Private Placement Warrants Purchase Agreement, dated February 9, 2021, between the Company and the Sponsor.*
10.2	Investment Management Trust Agreement, dated February 9, 2021, between the Company and Continental Stock Transfer & Trust Company.*
10.3	Registration and Shareholder Rights Agreement, dated February 9, 2021, among the Company, the Sponsor and certain other equity holders named therein.*
10.4	Letter Agreement, dated February 9, 2021, among the Company, the Sponsor and the Company’s officers and directors.*
10.5	Administrative Support Agreement, dated February 9, 2021, between the Company and Lazard Group LLC.*
10.6	Promissory Note, dated as of December 17, 2020, between the Company and the Sponsor.**
10.7	Securities Subscription Agreement, dated as of December 17, 2020, between the Company and the Sponsor.**
10.8	Amended and Restated Working Capital Promissory Note, dated as of March 26, 2021, between the Company and the Sponsor.
10.9	Form of Indemnity Agreement**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2021.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-252408).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZARD GROWTH ACQUISITION CORP. I

By:	/s/ Eyal Ofir
Name:	Eyal Ofir
Title:	Chief Executive Officer
Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alexander F. Stern	Executive Chairman and Director	March 31, 2021
Alexander F. Stern

/s/ Eyal Ofir	Chief Executive Officer and Director	March 31, 2021
Eyal Ofir

/s/ Mary Ann Deignan	Chief Financial Officer and Director	March 31, 2021
Mary Ann Deignan

/s/ Adam Berlew	Director	March 31, 2021
Adam Berlew

/s/Pierre Yves-Cros	Director	March 31, 2021
Pierre Yves-Cros

/s/Philip Hadley	Director	March 31, 2021
Philip Hadley

/s/ Noreen Roth Henig	Director	March 31, 2021
Noreen Roth Henig

/s/ Selina Tobaccowala	Director	March 31, 2021
Selina Tobaccowala

LAZARD GROWTH ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lazard Growth Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lazard Growth Acquisition Corp. I (the “Company”) as of December 31, 2020, the related statement of operations, changes in stockholders’ equity and cash flows for the period from December 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from December 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2021.

LAZARD GROWTH ACQUISITION CORP. I

Balance Sheet

December 31, 2020

ASSETS
Current assets:
Cash	$25,000
Other assets:
Deferred offering costs	629,750
Total assets	$654,750
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Promissory note payable	$86,750
Accrued offering and formation costs	550,000
Total liabilities	636,750
Commitments and contingencies
Shareholder's Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding (1)	1,438
Additional paid in capital	23,562
Accumulated deficit	(7,000)
Total shareholder's equity	18,000
Total liabilities and shareholder’s equity	$654,750

(1)	Includes an aggregate of up to 1,875,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Statement of Operations

For the Period from December 10, 2020 (inception) through December 31, 2020

Formation costs	$7,000
Net loss	$(7,000)
Weighted average shares outstanding, basic and diluted (1)	12,500,000
Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excludes an aggregate of up to 1,875,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Statement of Changes in Shareholder's Equity

For the Period from December 10, 2020 (inception) through December 31, 2020

	Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Shareholder's Equity
	Shares	Amount
Balance, December 10, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	14,375,000	1,438	23,562	—	25,000
Net loss	—	—	—	(7,000)	(7,000)
Balance, December 31, 2020	14,375,000	$1,438	$23,562	$(7,000)	$18,000

(1)	Includes an aggregate of up to 1,875,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Statement of Cash Flows

For the Period from December 10, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(7,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Accrued offering and formation costs	7,000
Net Cash used in operating activities	—
Financing Activities:
Proceeds from issuance of Class B ordinary shares	25,000
Net Change in Cash	25,000
Cash - Beginning of period	—
Cash - End of period	$25,000
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering and formation costs	$629,750

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Plan of Business Operations

Lazard Growth Acquisition Corp. I (the “Company”) is a blank check company, incorporated as a Cayman Islands exempted company on December 10, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from December 10, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering became effective on February 9, 2021. On February 12, 2021, the Company consummated the Initial Public Offering of 57,500,000 units (the “Units”), including 7,500,000 Units sold upon exercise in full of the underwriter’s over-allotment option, at $10.00 per Unit, which is discussed in Note 3, and the sale of 9,000,000 warrants, including 1,000,000 warrants upon the exercise of the underwriter’s over-allotment option in full (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to LGACo 1 LLC (the “Sponsor”), that closed simultaneously with the closing of the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter

(as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each of our officers and directors have agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor and each of our officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by it in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association that (A) modify the substance or timing of the Company’s obligation to allow redemption of Class A ordinary shares in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights. Additionally, the Sponsor and each of our officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder shares they hold if the Company fails to consummate a Business Combination within the Combination Period.

The Company will have until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (or such extended time beyond 24 months as a result of a shareholder vote to amend its Amended and Restated Memorandum and Articles of Association) (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor and each of our officers and directors have agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares they hold if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or each of our officers and directors acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

As of December 31, 2020, the Company had cash of $25,000. On February 12, 2021, the Company consummated its Initial Public Offering. The proceeds of the Initial Public Offering have made available to the Company $1,812,418 of funds held outside of the trust account, after payment of the financial advisory fee in connection with the Initial Public Offering, the underwriter’s discount, and the IPO Promissory Note (as defined in Note 5), to be used to fund future working capital requirements and to pay IPO expenses. Additionally, on March 26, 2021, the Sponsor committed $1,300,000 to be provided to the Company to fund working capital requirements prior to an initial business combination. The Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds as may be needed by the Company. Management expects these sources of funds will provide sufficient liquidity to fund the Company’s working capital needs through the earlier of the consummation of the initial business combination or March 29, 2022, one year after the date these financial statements were issued.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the financial statements.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs, together with the upfront underwriting discounts, the deferred underwriting commissions and the financial advisory fee in connection with the Initial Public Offering were charged to shareholder’s equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,875,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

On February 12, 2021, pursuant to the Initial Public Offering, the Company sold 57,500,000 Units, including 7,500,000 Units sold upon exercise in full of the underwriter’s over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $13,500,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 5 - Related Party Transactions

Founder Shares

On December 17, 2020, the Sponsor paid $25,000 to purchase an aggregate of 14,375,000 Class B ordinary shares (the “Founder Shares”). The Sponsor has agreed to forfeit up to 1,875,000 Founder Shares on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

The Sponsor and each of our officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (i) one year after the completion of a Business Combination and (ii) subsequent to a Business Combination, (A) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

IPO Promissory Note

On December 17, 2020, the Sponsor agreed to loan the Company an aggregate amount of up to $300,000 to be used to pay a portion of the expenses related to the Initial Public Offering, pursuant to an unsecured revolving promissory note (the “IPO Promissory Note”).  The IPO Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the completion of the Initial Public Offering. As of December 31, 2020, there was $86,750 outstanding under the IPO Promissory Note. On February 12, 2021, immediately prior to the IPO, the borrowings outstanding under the IPO Promissory Note of $187,583 were repaid in full and the IPO Promissory Note was cancelled.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor has committed $1,300,000 to be provided to the Company to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial business combination. In addition, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Advisory Services

Lazard Frères & Co. LLC, an affiliate of the Company, is acting as the Company’s independent financial advisor as defined under Financial Industry Regulatory Authority (“FINRA”) Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the Initial Public Offering, for which it will receive a financial advisory fee, which shall be payable upon the closing of the Initial Public Offering and upon the consummation of the Business Combination. Pursuant to the terms of the underwriting agreement, the underwriter has agreed to reimburse the Company for a portion of the offering costs in an amount equal to the fee to be paid to Lazard Frères & Co. LLC. On February 12, 2021, the underwriter reimbursed the Company $3,000,000.

Administrative Support Agreement

The Company agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq Capital Market, which was February 10, 2021, and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative support.

Note 6 - Commitments and Contingencies

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and the warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder shares, as described under the heading “Founders Shares” in Note 5, and (ii) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter exercised this over-allotment option in full on February 10, 2021.

The underwriter is entitled to a cash underwriting discount of $0.20 per Unit, or $11,500,000 in the aggregate, which became payable upon the closing of the Initial Public Offering. In addition, the underwriter will be entitled to a deferred commissions of $0.35 per Unit, or $17,500,000 in the aggregate (or $20,125,000 in the aggregate if the underwriter’s over- allotment option is exercised in full). The deferred commissions will become payable to the underwriter’s from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination within the time required, subject to the terms of the underwriting agreement.

Note 7 - Shareholder’s Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding. On February 10, 2021, in connection with the underwriter’s exercise of the over-allotment option in full, 1,875,000 Class B ordinary shares are no longer subject to forfeiture.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except (i) as required by law and (ii) with respect to the election of directors.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at $0.10 per warrant
•

upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted) on the trading day prior to the date the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis”. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (iii) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on February 9, 2021. On February 12, 2021, the Company consummated the Initial Public Offering of 57,500,000 Units, which included the underwriter’s exercise in full of its over-allotment option of 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating proceeds of $13,500,000.

Transaction costs amounted to $32,432,846, consisting of $11,500,000 of underwriting fees (a net fee of $8,500,000 after reimbursing the Company for $3,000,000 of financial advisory fees provided by Lazard Frères & Co. LLC), $20,125,000 of deferred underwriting fees and $807,846 of other offering costs.

Following the closing of the Initial Public Offering, on February 12, 2021, a total of $575,000,000, comprised of $563,500,000 of the proceeds from the sale of the Units in the Initial Public Offering and $11,500,000 of the proceeds from the sale of the Private Placement Warrants was placed in the Trust Account.

Founder Shares

On February 5, 2021, the Sponsor transferred 25,000 of its Founder Shares to each of the Company’s five independent directors (125,000 Founder Shares in the aggregate). Further, on February 5, 2021, the Sponsor converted into a series limited liability company and LGA HoldCo LLC, an affiliate of Lazard Ltd, provided each of the Company’s officers and certain other employees of Lazard Ltd and its subsidiaries the opportunity to purchase certain membership interests in a series of the Sponsor (the “Series Membership Interests”) pursuant to which such persons have economic interests in certain of the Founder Shares but do not have voting rights or dispositive power with respect thereto. In particular, as of February 12, 2021, the Company’s officers and such other employees of Lazard Ltd and its subsidiaries possess Series Membership Interests representing economic interests in approximately 30% in the aggregate of the Company’s issued and outstanding Founder Shares, including approximately 2% in the aggregate which has been provided by the Company’s officers; however, the Sponsor maintains the voting rights attributable to, and the dispositive power in respect of, all such Founder Shares. Each of the Company’s officers and such other employees of Lazard Ltd and its subsidiaries will also be eligible to directly or indirectly purchase or receive additional economic or other interests in the Company’s securities from Lazard Ltd and its subsidiaries, including additional Series Membership Interests, on a discretionary basis in the future.

The Sponsor, and each of the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.