Form 10-Q
period 2021-03-31
Lazard Growth Acquisition Corp. I
filed 2021-05-12
CIK 1836337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-40035

LAZARD GROWTH ACQUISITION CORP. I

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1571783
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

30 Rockefeller Plaza New York, New York	10112
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (212) 632-6000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30 2021, the registrant had 57,500,000 shares of Class A ordinary shares, $0.0001 par value per share, and 14,375,000 shares of Class B ordinary shares, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$369,556	$25,000
Prepaid expenses	1,847,553	-
Total current assets	2,217,109	25,000
Other assets:
Cash held in Trust Account	575,000,000	-
Deferred offering costs	-	629,750
TOTAL ASSETS	$577,217,109	$654,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Promissory note payable	$-	$86,750
Related party loans	690,000	-
Accrued offering and formation costs	550,000	550,000
Total current liabilities	1,240,000	636,750
Other liabilities:
Warrants exercisable for Class A ordinary shares, at fair value	20,500,000	-
Deferred underwriting commissions	20,125,000	-
Total liabilities	41,865,000	636,750
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 53,035,211 and 0 shares, respectively, at $10.00 per share	530,352,107	-
Shareholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,464,789 and 0 issued and outstanding, respectively	446	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized;14,375,000 shares issued and outstanding	1,438	1,438
Additional paid in capital	3,901,686	23,562
Retained earnings (accumulated deficit)	1,096,432	(7,000)
Total shareholders' equity	5,000,002	18,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$577,217,109	$654,750

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statement of Operations

Three Months Ended
March 31,
2021
EXPENSES
Expensed offering costs	$713,523
General and administrative expenses	233,045
Total expenses	946,568
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	2,050,000
NET INCOME	$1,103,432
Weighted average number of shares outstanding, redeemable Class A ordinary shares	28,297,868
Basic and diluted net income per share, redeemable Class A ordinary shares	$-
Weighted average number of shares outstanding, non-redeemable ordinary shares	16,743,799
Basic and diluted net income per share, non-redeemable ordinary shares	$0.07

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statement of Cash Flows

Three Months Ended
March 31,
2021
Cash Flows from Operating Activities:
Net Income	$1,103,432
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(2,050,000)
Expensed offering costs	713,523
(Increase) decrease in operating assets and increase (decrease) in operating liabilities
Prepaid expenses	(1,847,553)
Net Cash used in operating activities	(2,080,598)
Investing Activities:
Cash placed in trust	(575,000,000)
Cash used in investing activities	(575,000,000)
Financing Activities:
Proceeds from sale of Initial Public Offering Units	575,000,000
Proceeds from sale of Private Placement Warrants	13,500,000
Payment of underwriting discount	(11,500,000)
Payment of offering costs	(178,096)
Proceeds from promissory note payable	100,833
Payment of promissory note payable	(187,583)
Proceeds from related party loans	690,000
Net cash provided by financing activities	577,425,154
Net Change in Cash	344,556
Cash - Beginning of period	25,000
Cash - End of period	$369,556
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering and formation costs	$550,000
Deferred underwriting commission	$20,125,000

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Statement of Changes in Shareholders’ Equity

For the three months ended March 31, 2021

					Additional	Retained Earnings	Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2020	-	$-	14,375,000	$1,438	$23,562	$(7,000)	$18,000
Class A ordinary shares issued, net of offering costs	57,500,000	5,750	-	-	530,624,927	-	530,630,677
Proceeds of sale of Private Placement Warrants in excess of fair value	-	-	-	-	3,600,000	-	3,600,000
Net Income	-	-	-	-	-	1,103,432	1,103,432
Class A ordinary shares subject to possible redemption	(53,035,211)	(5,304)	-	-	(530,346,803)		(530,352,107)
Balance, March 31, 2021	4,464,789	$446	14,375,000	$1,438	$3,901,686	$1,096,432	$5,000,002

LAZARD GROWTH ACQUISITION CORP. I

Notes to Unaudited Condensed Financial Statements

Note 1 - Organization and Plan of Business Operations

Lazard Growth Acquisition Corp. I (the “Company”) is a blank check company, incorporated as a Cayman Islands exempted company on December 10, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. The Company’s business activities for the three months ended March 31, 2021, primarily related to completing its initial public offering (“Initial Public Offering”), and since then, the Company’s activity has been limited to identifying and evaluating prospective acquisition targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering became effective on February 9, 2021. On February 12, 2021, the Company consummated the Initial Public Offering of 57,500,000 units (the “Units”), including 7,500,000 Units sold upon exercise in full of the underwriter’s over-allotment option, at $10.00 per Unit, which is discussed in Note 3, and the sale of 9,000,000 warrants, including 1,000,000 warrants upon the exercise of the underwriter’s over-allotment option in full (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant in a private placement to LGACo 1 LLC (the “Sponsor”), that closed simultaneously with the closing of the Initial Public Offering.

Substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, the Company agreed that $10.00 per Unit sold in the Initial Public Offering, including a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a trust account (“Trust Account”) to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors. The Public Shareholders will be entitled to redeem their public shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination

(initially anticipated to be $10.00 per public share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The underwriter has agreed to waive their rights to their deferred underwriting commissions (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

On March 26, 2021, the Sponsor committed $1,300,000 to be provided to the Company to fund working capital requirements prior to an initial Business Combination. As of March 31, 2021, the Company had cash of $369,556 available for working capital purposes and an additional $610,000, available to be drawn down on the $1,300,000 working capital loan after a drawdown of $690,000 in March 2021. The working capital loan is payable upon the completion of a business combination. As of March 31, 2021, the Company has $550,000 of accrued offering and formation costs. The Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds as may be needed by the Company. Management expects these sources of funds will provide sufficient liquidity to fund the Company’s working capital needs through the earlier of the consummation of the initial Business Combination or May 11, 2022, one year after the date these financial statements were issued.

Note 2 - Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s final prospectus for the Initial Public Offering filed with the SEC on February 11, 2021, as well as the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the financial statements.

Cash and Cash Held in Trust Account

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. As of March 31, 2021, the Company held deposits of $369,556 in a demand deposit account and held $575,000,000 in the Trust Account and are characterized as Level I investments within the fair value hierarchy under ASC 820. The cash held in the Trust Account is considered restricted.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs, together with the upfront underwriting discounts, the deferred underwriting commissions and the financial advisory fee in connection with the Initial Public Offering were charged to shareholders’ equity and warrants exercisable for Class A ordinary shares upon the completion of the Initial Public Offering.

Warrants Exercisable for Class A Ordinary Shares

The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, in accordance with ASC Topic 815, and any change in fair value is recognized in the Company’s statement of operations.

Income Taxes

The Company accounts for income taxes under ASC 740, "Income Taxes". ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020 there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Redeemable Shares of Class A Ordinary Shares

As discussed in Note 1, all of the 57,500,000 shares of Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company has not specified a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association and the provisions of the underwriting agreement provide that in no event will the Company redeem any of its public shares if total requests for redemption would cause its net tangible assets to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value amount of redeemable shares of Class A ordinary shares shall be affected by charges against par value of Class A ordinary shares and additional paid-in capital. Accordingly, as of March 31, 2021, 53,035,211 of the 57,500,000 shares of Class A ordinary shares included in the Units were classified outside of permanent equity at its possible redemption value.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding during the period. As of March 31, 2021 the Company had outstanding warrants to purchase up to 20,500,000 shares of Class A ordinary shares. The weighted average of these shares have been excluded from the calculation of diluted net income per share of ordinary shares because the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non- redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value measurements and disclosures,” approximates the carrying amounts represented in the accompanying balance sheets primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

On February 12, 2021, pursuant to the Initial Public Offering, the Company sold 57,500,000 Units, including 7,500,000 Units sold upon exercise in full of the underwriter’s over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 9).

Transaction costs amounted to $32,432,846, consisting of $11,500,000 of underwriting fees (that includes a  $3,000,000 financial advisory fee paid to Lazard Frères & Co. LLC for which the Company was reimbursed by the underwriter), $20,125,000 of deferred underwriting fees and $807,846 of other offering costs.

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $13,500,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The proceeds from the sale of the Private Placement Warrants of $13,500,000 exceeded their estimated fair value of $9,900,000 at the closing of the private placement by $3,600,000, which was recorded in additional paid in capital.

Note 5 - Related Party Transactions

Founder Shares

On December 17, 2020, the Sponsor paid $25,000 to purchase an aggregate of 14,375,000 Class B ordinary shares (the “Founder Shares”) so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

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

The Sponsor and each of the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (i) one year after the completion of a Business Combination and (ii) subsequent to a Business Combination, (A) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

IPO Promissory Note

On December 17, 2020, the Sponsor agreed to loan the Company an aggregate amount of up to $300,000 to be used to pay a portion of the expenses related to the Initial Public Offering, pursuant to an unsecured revolving promissory note (the “IPO Promissory Note”).  The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the completion of the Initial Public Offering. On February 12, 2021, upon consummation of the Initial Public Offering, the borrowings outstanding under the IPO Promissory Note of $187,583 were repaid in full and the IPO Promissory Note was cancelled.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor has committed $1,300,000 to be provided to the Company to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to an initial Business Combination. In addition, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31 and December 31, 2020, the Company had $690,000 and $0 outstanding borrowings, respectively, under the Working Capital Loans.

Advisory Services

Lazard Frères & Co. LLC, an affiliate of the Company, is acting as the Company’s independent financial advisor as defined under Financial Industry Regulatory Authority (“FINRA”) Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the Initial Public Offering and the consummation of the Business Combination.  Upon the completion of the Initial Public Offering, Lazard Frères & Co. LLC received a financial advisory fee of $3,000,000. Pursuant to the terms of the underwriting agreement, the underwriter has agreed to reimburse the Company for a portion of the offering costs in an amount equal to the fee to be paid to Lazard Frères & Co. LLC. On February 12, 2021, the underwriter reimbursed the Company $3,000,000.

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

Note 6 - Fair Value Measurements

Fair Value Hierarchy of Assets and Liabilities—the Company categorizes its warrants exercisable for Class A ordinary shares, which are recorded at fair value into a three-level fair value hierarchy as follows:

Level 1. Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market    that the Company has the ability to access.

Level 2. Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, or (ii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability

Level I assets and liabilities at fair value is comprised of only Cash and Cash held in the Trust Account. The company has no other Level I assets or liabilities at fair value and no Level 2 assets or liabilities at fair value at March 31, 2021 and December 31, 2020. The company has warrants exercisable for Class A ordinary shares with a fair value of $20,500,000 and $0 and March 31, 2021 and December 31, 2020, respectively. These warrants are classified as Level 3 based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include market prices of  warrants issued by other SPACs and unobservable inputs include model adjustments for valuation uncertainty pertaining to the probability of the Company consummating a Business Combination. There were no transfers into or out of Level 3 within the fair value hierarchy during the three month period ended

March 31,     2021. The following table provides a summary of the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2021

Warrants
Exercisable for
Class A ordinary
Shares
Balance December 31, 2020	$-
Initial fair value	22,550,000
Change in fair value of warrant liability	(2,050,000)
Fair Value at March 31, 2021	$20,500,000

Note 7 - Derivatives

The Company’s derivative instruments pertain to the Public Warrants and Private Placement Warrants, are stated at their fair values of $11,500,000 and $9,000,000, respectively and are included in “warrants exercisable for Class A ordinary shares” on the condensed unaudited balance sheets. Net gains with respect to these derivative instruments are included in “unrealized gains on warrants exercisable for Class A ordinary shares” on the condensed unaudited statement of operations.

Note 8 - Commitments and Contingencies

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and the warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement executed in connection with the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in Note 5, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter exercised this over-allotment option in full on February 10, 2021.

The underwriter received a cash underwriting discount of $0.20 per Unit, or $11,500,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriter will be entitled to deferred commissions of $0.35 per Unit, or $20,125,000 in the aggregate. The deferred commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination within the time required, subject to the terms of the underwriting agreement.

Note 9 - Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,464,789 (net of Class A ordinary shares subject to redemption) and zero Class A ordinary shares issued or outstanding, respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding. On February 10, 2021, in connection with the underwriter’s exercise of the over-allotment option in full, 1,875,000 Class B ordinary shares are no longer subject to forfeiture.

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

Warrants Exercisable for Class A Ordinary Shares

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis”. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except in certain circumstances, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except in certain circumstances, so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by SPACs” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers that would require the warrants to be classified as a liability remeasured at fair value, with changes in fair value each period reported to earnings.  The terms highlighted by the SEC Statement are similar to those contained in the warrant agreement governing the Company’s warrants.  Therefore, the Company concluded that its classification and measurement of the warrants as derivative liabilities under ASC Topic 480, and ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity is consistent with the SEC Statement.  The Warrants meet the definition of a derivative as contemplated in ASC 815 and the Company has recorded the warrants as derivative liabilities on the balance sheet, measured at fair value in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations. See Note 2, Note 6 and Note 7.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the period from December 10, 2020 (inception) through December 31, 2020 (the “Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on February 11, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

At March 31, 2021, we had cash of $369,556 and cash held in a Trust Account of $575,000,000, current liabilities of $1,240,000, deferred underwriting commission payable of $20,125,000 and warrants for the purchase of Class A ordinary shares of $20,500,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2021, we had net income of $1,103,432, which consisted primarily of an unrealized gain on the fair value of warrants exercisable for Class A ordinary shares of $2,050,000 that was partially offset by offering costs that were expensed of $713,523 upon the closing of our Initial Public Offering. Our business activities for the three months ended March 31, 2021 primarily related to completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

On February 12, 2021, we consummated our Initial Public Offering of 57,500,000 of our Units, including 7,500,000 Units sold upon exercise in full of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share, and one-fifth of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $575,000,000. Goldman Sachs & Co. LLC acted as Book-Running Manager. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252408), which was declared effective by the SEC on February 9, 2021.

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, the Company consummated the sale to the Sponsor of 9,000,000 Private Placement Warrants, with each Private Placement Warrant exercisable to purchase one Class A ordinary share at $11.50 per share subject to adjustment, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13,500,000. The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

A total of $575,000,000, comprised of $563,500,000 of the proceeds from the Initial Public Offering and $11,500,000 of the proceeds from the sale of the Private Placement Warrants, was placed in the Trust Account. Transaction costs amounted to $32,432,846, consisting of $11,500,000 of underwriting fees (a net underwriting fee of $8,500,000 after giving effect to the underwriter’s reimbursement of the Company for $3,000,000 of financial advisory fees payable by the Company to Lazard Frères & Co. LLC), $20,125,000 of deferred underwriting fees (as may be reduced as a result of the underwriter’s reimbursement to the Company for certain financial advisory fees payable by the Company to Lazard Frères & Co. LLC) and $807,846 of other offering costs.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor has, as of March 31, 2021, committed $1,300,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial Business Combination. In addition, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan us additional funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans made available from the Sponsor or its affiliates may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such additional loans have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or its affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 10, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

The underwriter of the Initial Public Offering received a cash underwriting discount of $0.20 per Unit, or $11,500,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriter will be entitled to deferred commissions of $0.35 per Unit, or $20,125,000 in the aggregate. The deferred underwriting discount will be paid to the underwriter solely in the event that the Company completes a Business Combination within the time required, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income per share of ordinary shares is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Adjustments associated with the redeemable shares of Class A ordinary shares under ASC Topic 480-S993 are excluded from earnings per share as the redemption value approximates fair value and we elect to reflect changes in redemption value immediately as they occur through Additional-Paid-In-Capital.

As of March 31, 2021, we had outstanding warrants to purchase of up to 20,500,000 shares of Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per share of ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted income per common share is the same as basic income per common share for the period.

Deferred Offering Costs

We comply with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” We incurred offering costs in connection with our Initial Public Offering of $807,846. These costs, together with the upfront underwriter discount and deferred discount of $31,625,000, were charged to the shares of our Class A ordinary shares and warrants upon the closing of our Public Offering.

Warrants

Under ASC Topic 815, we have classified issued warrants as liabilities remeasured at fair value, with changes in fair value each period reported to earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, the Company consummated the sale to the Sponsor of 9,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share subject to adjustment, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13,500,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

No underwriting discounts or commissions were paid with respect to such sales.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Departure of Director

Effective May 11, 2021, Mr. Adam Berlew resigned his positions as a member of the Company’s board of directors (the “Board”) and as a member of the compensation committee of the Board (the “Compensation Committee”). Mr. Berlew’s decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective with Mr. Berlew’s departure, the Board appointed Mr. Pierre-Yves Cros, a current member of the Board, to serve as a member of the Compensation Committee.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.1	Underwriting Agreement, dated February 9, 2021, between the Company and Goldman Sachs & Co. LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Private Placement Warrants Purchase Agreement, dated February 9, 2021, between the Company and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated February 9, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration and Shareholder Rights Agreement, dated February 9, 2021, among the Company, the Sponsor and certain other equity holders named therein. (1)
10.4	Letter Agreement, dated February 9, 2021, among the Company, the Sponsor and the Company’s officers and directors. (1)
10.5	Administrative Support Agreement, dated February 9, 2021, between the Company and Lazard Group LLC. (1)
10.6	Promissory Note, dated as of December 17, 2020, between the Company and the Sponsor. (2)
10.7	Securities Subscription Agreement, dated as of December 17, 2020, between the Company and the Sponsor. (2)
10.8	Amended and Restated Working Capital Promissory Note, dated as of March 26, 2021, between the Company and the Sponsor.(3)
10.9	Form of Indemnity Agreement(2)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-252408).
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARD GROWTH ACQUISITION CORP. I

Date: May 12, 2021	By:	/s/ Eyal Ofir
Eyal Ofir
Chief Executive Officer

Date: May 12, 2021	By:	/s/ Mary Ann Deignan
Mary Ann Deignan
Chief Financial Officer