Form 10-Q
period 2021-06-30
Lazard Growth Acquisition Corp. I
filed 2021-08-09
CIK 1836337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 16, 2021, the registrant had 57,500,000 shares of Class A ordinary shares, $0.0001 par value per share, and 14,375,000 shares of Class B ordinary shares, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$227,578	$25,000
Prepaid expenses	1,583,943	-
Total current assets	1,811,521	25,000
Other assets:
Cash held in Trust Account	575,011,856	-
Deferred offering costs	-	629,750
TOTAL ASSETS	$576,823,377	$654,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Promissory note payable	$-	$86,750
Related party loans	1,300,000	-
Accrued offering and formation costs	70,000	550,000
Accrued expenses and payable to affiliate	102,568	-
Total current liabilities	1,472,568	636,750
Other liabilities:
Warrants exercisable for Class A ordinary shares, at fair value	23,395,000	-
Deferred underwriting commissions	20,125,000	-
Total liabilities	44,992,568	636,750
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 52,683,081 and 0 shares, respectively, at $10.00 per share	526,830,807	-
Shareholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,816,919 and 0 issued and outstanding, respectively	482	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized;14,375,000 shares issued and outstanding	1,438	1,438
Additional paid in capital	7,379,779	23,562
Accumulated deficit	(2,381,697)	(7,000)
Total shareholders' equity	5,000,002	18,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$576,823,377	$654,750

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Operations

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
EXPENSES
General and administrative expenses	$594,014	$827,059
Total expenses	594,014	827,059
OTHER INCOME (EXPENSE)
Expensed offering costs	(971)	(714,494)
Change in fair value of warrant liability	(2,895,000)	(845,000)
Interest on trust account	11,856	11,856
Total other income (expenses)	(2,884,115)	(1,547,638)
NET INCOME	$(3,478,129)	$(2,374,697)
Weighted average number of shares outstanding, redeemable Class A ordinary shares	53,035,211	40,734,875
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.00	$0.00
Weighted average number of shares outstanding, non-redeemable ordinary shares	18,839,789	17,797,584
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.19)	$(0.13)

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statement of Cash Flows

Six Months Ended
June 30,
2021
Cash Flows from Operating Activities:
Net Loss	$(2,374,697)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	845,000
Expensed offering costs	714,494
Interest on trust account	(11,856)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities
Prepaid expenses	(1,583,943)
Accrued expenses and payable to affiliates	102,568
Net Cash used in operating activities	(2,308,434)
Investing Activities:
Cash placed in trust	(575,000,000)
Cash used in investing activities	(575,000,000)
Financing Activities:
Proceeds from sale of Initial Public Offering Units	575,000,000
Proceeds from sale of Private Placement Warrants	13,500,000
Payment of underwriting discount	(11,500,000)
Payment of offering costs	(702,238)
Proceeds from promissory note payable	100,833
Payment of promissory note payable	(187,583)
Proceeds from related party loans	1,300,000
Net cash provided by financing activities	577,511,012
Net Change in Cash	202,578
Cash - Beginning of period	25,000
Cash - End of period	$227,578
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering and formation costs	$70,000
Deferred underwriting commission	$20,125,000

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statement of Changes in Shareholders’ Equity

For the six months ended June 30, 2021

					Additional	Retained Earnings	Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2020	-	$-	14,375,000	$1,438	$23,562	$(7,000)	$18,000
Class A ordinary shares issued, net of offering costs	57,500,000	5,750	-	-	530,624,927	-	530,630,677
Proceeds of sale of Private Placement Warrants in excess of fair value	-	-	-	-	3,600,000	-	3,600,000
Net Income	-	-	-	-	-	1,103,432	1,103,432
Change in Class A ordinary shares subject to possible redemption	(53,035,211)	(5,304)	-	-	(530,346,803)		(530,352,107)
Balance, March 31, 2021	4,464,789	$446	14,375,000	$1,438	$3,901,686	$1,096,432	$5,000,002
Offering costs on Class A ordinary shares issued	-	-	-	-	(43,172)	-	(43,172)
Net Loss	-	-	-	-	-	(3,478,129)	(3,478,129)
Change in Class A ordinary shares subject to possible redemption	352,130	36	-	-	3,521,265		3,521,301
Balance, June 30, 2021	4,816,919	$482	14,375,000	$1,438	$7,379,779	$(2,381,697)	$5,000,002

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

As of June 30, 2021, the Company had not commenced any operations. The Company’s business activities for the six months ended June 30, 2021, primarily related to completing its initial public offering (“Initial Public Offering”) and identifying and evaluating prospective acquisition targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The underwriter has agreed to waive their rights to their deferred underwriting commissions (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such redemption, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity

On March 26, 2021, the Sponsor committed $1,300,000 to be provided to the Company to fund working capital requirements prior to an initial Business Combination. As of June 30, 2021, the Company, after drawing down the full $1,300,000 working capital loan, had cash of $227,578 available for working capital purposes. The working capital loan is payable upon the completion of a business combination. As of June 30, 2021, the Company has $172,568 of accrued expenses, offering costs and payables to affiliates. On August 5, 2021, the Sponsor amended its working capital loan to provide additional borrowing up to total borrowing amount of $2,000,000. The Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds as may be needed by the Company. Management expects these sources of funds will provide sufficient liquidity to fund the Company’s working capital needs through the earlier of the consummation of the initial Business Combination or August 6, 2022, one year after the date these financial statements were issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s final prospectus for the Initial Public Offering filed with the SEC on February 11, 2021, as well as the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Held in Trust Account

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. As of June 30, 2021, the Company held deposits of $227,578 in a demand deposit account and held $575,011,856 in the Trust Account and are characterized as Level I investments within the fair value hierarchy under ASC 820. The cash held in the Trust Account is considered restricted.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs, together with the upfront underwriting discounts, the deferred underwriting commissions and the financial advisory fee in connection with the Initial Public Offering, were allocated between the Public Shares and the Public Warrants and charged to shareholders’ equity and operating expenses, respectively, upon the completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020 there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Redeemable Shares of Class A Ordinary Shares

As discussed in Note 1, all of the 57,500,000 shares of Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company has not specified a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association and the provisions of the underwriting agreement provide that in no event will the Company redeem any of its public shares if total requests for redemption would cause its net tangible assets to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value amount of redeemable shares of Class A ordinary shares shall be affected by charges against par value of Class A ordinary shares and additional paid-in capital. Accordingly, as of June 30, 2021, 52,683,081 of the 57,500,000 shares of Class A ordinary shares included in the Units were classified outside of permanent equity at its possible redemption value.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares issued and outstanding during the period. As of June 30, 2021 the Company had outstanding warrants to purchase up to 20,500,000 shares of Class A ordinary shares. The weighted average of these shares have been excluded from the calculation of diluted net income (loss) per share of ordinary shares because the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings (losses) of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non- redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Transaction costs amounted to $32,476,988, consisting of $11,500,000 of underwriting fees (that includes a $3,000,000 financial advisory fee paid to Lazard Frères & Co. LLC for which the Company was reimbursed by the underwriter), $20,125,000 of deferred underwriting fees and $851,988 of other offering costs.

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

Effective May 11, 2021, a member of the Company’s board of directors (the “Board”) resigned his position as a member of the Board and subsequently transferred back to the Sponsor the 25,000 Founder Shares he previously received from the Sponsor in connection with his service on the Board.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor has committed $1,300,000 to be provided to the Company to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to an initial Business Combination. On August 5, 2021, the Sponsor amended its commitment to provide up to $2,000,000 of borrowing in the aggregate. In addition, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had $1,300,000 and $0 outstanding borrowings, respectively, under the Working Capital Loans.

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability

The Company’s Public Warrants exercisable for Class A ordinary shares began trading on Nasdaq in April 2021 and have been reclassified from Level 3 to Level 1. Their fair value at June 30, 2021 is based on an observable market quote. The fair value of the Public Warrants prior to the commencement of trading and the fair value of the Private Warrants is based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include market prices of warrants issued by other SPACs and unobservable inputs include model adjustments for valuation uncertainty pertaining to the probability of the Company consummating a Business Combination.

The following table presents, as of June 30, 2021, the classification of assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy.

	June 30, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Cash Held in Trust Account	$575,011,856	$-	$-	$-	$575,011,856
Total	$575,011,856	$-	$-	$-	$575,011,856
Liabilities:
Warrants exercisable for Class A ordinary shares	$13,225,000	$-	$10,170,000	$-	$23,395,000
Total	$13,225,000	$-	$10,170,000	$-	$23,395,000

The following tables provide a summary of the changes in fair value of the Company’s Level 3 liabilities for the three months and six months ended June 30, 2021.

	Three Months ended June 30, 2021
	Beginning Balance	Initial Fair Value	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Public Warrants exercisable for Class A ordinary shares	$11,500,000	$-	$-	$(11,500,000)	$-
Private Warrants exercisable for Class A ordinary shares	9,000,000	-	1,170,000	-	10,170,000
Total Level 3 Liabilities	$20,500,000	$-	$1,170,000	$(11,500,000)	$10,170,000

	Six Months ended June 30, 2021
	Beginning Balance	Initial Fair Value	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Public Warrants exercisable for Class A ordinary shares	$-	$12,650,000	$(1,150,000)	$(11,500,000)	$-
Private Warrants exercisable for Class A ordinary shares	-	9,900,000	270,000	-	10,170,000
Total Level 3 Liabilities	$-	$22,550,000	$(880,000)	$(11,500,000)	$10,170,000

Note 7 - Derivatives

The Company’s derivative instruments pertain to the Public Warrants and Private Placement Warrants, and are stated at their fair values and are included in “warrants exercisable for Class A ordinary shares” on the condensed unaudited balance sheets.

The following table provides a summary of the changes in fair value of the Company’s derivative instruments for the six months ended June 30,2021.

	Warrants Exercisable for Class A Ordinary Shares
	Public	Private	Total
Balance January 1, 2021	$-	$-	$-
Initial Fair Value	12,650,000	9,900,000	22,550,000
Change in fair value as of March 31, 2021	(1,150,000)	(900,000)	(2,050,000)
Balance as of March 31, 2021	11,500,000	9,000,000	20,500,000
Change in fair value as of June 30, 2021	1,725,000	1,170,000	2,895,000
Balance as of June 30, 2021	$13,225,000	$10,170,000	$23,395,000

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

The underwriter received a cash underwriting discount of $0.20 per Unit, or $11,500,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriter will be entitled to deferred commissions of $0.35 per Unit, or $20,125,000 in the aggregate. The deferred commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination within the Combination Period, subject to the terms of the underwriting agreement.

Note 9 - Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,816,919 and zero Class A ordinary shares issued or outstanding (net of Class A ordinary shares subject to redemption), respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding. On February 10, 2021, in connection with the underwriter’s exercise of the over-allotment option in full, 1,875,000 Class B ordinary shares are no longer subject to forfeiture.

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

On August 5, 2021, the Sponsor amended its working capital loan to provide additional borrowing up to total borrowing amount of $2,000,000.

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

At June 30, 2021, we had cash of $227,578 and cash held in a Trust Account of $575,011,856, current liabilities of $1,472,568, deferred underwriting commission payable of $20,125,000 and warrants for the purchase of Class A ordinary shares of $23,395,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2021, we had a net loss of $3,478,129, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $2,895,000, general and administrative fees of $594,014 and expensed offering costs of $971 related to the closing of our Initial Public Offering. These expenses were partially offset by interest income earned on funds held in the Trust Account. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the three months ended June 30, 2021 primarily related to identifying and evaluating prospective acquisition targets for an initial Business Combination.

For the six months ended June 30, 2021, we had a net loss $2,374,697, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $845,000, general and administrative fees of $827,059 and offering costs that were expensed of $714,494 related to the closing of our Initial Public Offering. These expenses were partially offset by interest income earned on funds held in the Trust Account. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the six months ended June 30, 2021 primarily related to completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial Business Combination.

We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to continue to generate non-operating income in the form of interest income on cash held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

A total of $575,000,000, comprised of $563,500,000 of the proceeds from the Initial Public Offering and $11,500,000 of the proceeds from the sale of the Private Placement Warrants, was placed in the Trust Account. Transaction costs amounted to $32,476,988, consisting of $11,500,000 of underwriting fees (a net underwriting fee of $8,500,000 after giving effect to the underwriter’s reimbursement of the Company for $3,000,000 of financial advisory fees payable by the Company to Lazard Frères & Co. LLC), $20,125,000 of deferred underwriting fees (as may be reduced as a result of the underwriter’s reimbursement to the Company for certain financial advisory fees payable by the Company to Lazard Frères & Co. LLC) and $851,988 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Any remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor has, as of August 5, 2021, committed $2,000,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial Business Combination. In addition, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan us additional funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such additional loans have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or its affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Contractual Obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 10, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

As of June 30, 2021, we had outstanding warrants to purchase of up to 20,500,000 shares of Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per share of ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted income per common share is the same as basic income per common share for the period.

Deferred Offering Costs

We comply with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” We incurred offering costs in connection with our Initial Public Offering of $851,988. These costs, together with the upfront underwriter discount and deferred discount of $31,625,000, were charged to the shares of our Class A ordinary shares and warrants upon the closing of our Public Offering.

Warrants

Under ASC Topic 815, we have classified issued warrants as liabilities remeasured at fair value, with changes in fair value each period reported to earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we were not subject to any market or interest rate risk.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.1	Underwriting Agreement, dated February 9, 2021, between the Company and Goldman Sachs & Co. LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Private Placement Warrants Purchase Agreement, dated February 9, 2021, between the Company and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated February 9, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration and Shareholder Rights Agreement, dated February 9, 2021, among the Company, the Sponsor and certain other equity holders named therein. (1)
10.4	Letter Agreement, dated February 9, 2021, among the Company, the Sponsor and the Company’s officers and directors. (1)
10.5	Administrative Support Agreement, dated February 9, 2021, between the Company and Lazard Group LLC. (1)
10.6	Securities Subscription Agreement, dated as of December 17, 2020, between the Company and the Sponsor. (2)
10.7	Second Amended and Restated Working Capital Promissory Note, dated as of August 5, 2021, between the Company and the Sponsor.*
10.8	Form of Indemnity Agreement(2)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-252408).
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARD GROWTH ACQUISITION CORP. I

Date: August 6, 2021	By:	/s/ Eyal Ofir
Eyal Ofir
Chief Executive Officer

Date: August 6, 2021	By:	/s/ Mary Ann Deignan
Mary Ann Deignan
Chief Financial Officer