Form 10-Q
period 2021-09-30
Lazard Growth Acquisition Corp. I
filed 2021-11-04
CIK 1836337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 15, 2021, the registrant had 57,500,000 shares of Class A ordinary shares, $0.0001 par value per share, and 14,375,000 shares of Class B ordinary shares, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$55,637	$25,000
Prepaid expenses	1,320,333	-
Total current assets	1,375,970	25,000
Other assets:
Cash held in Trust Account	575,021,845	-
Deferred offering costs	-	629,750
TOTAL ASSETS	$576,397,815	$654,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Promissory note payable	$-	$86,750
Related party loans	1,300,000	-
Accrued offering and formation costs	70,000	550,000
Accrued expenses and payable to affiliate	153,824	-
Total current liabilities	1,523,824	636,750
Other liabilities:
Warrants exercisable for Class A ordinary shares, at fair value	16,990,000	-
Deferred underwriting commissions	20,125,000	-
Total liabilities	38,638,824	636,750
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 57,500,000 and 0 shares, respectively, at $10.00 per share	575,000,000	-
Shareholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding not subject to possible redemption	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438	1,438
Additional paid in capital	-	23,562
Retained earnings (accumulated deficit)	(37,242,447)	(7,000)
Total shareholders' equity	(37,241,009)	18,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$576,397,815	$654,750

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Operations

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
EXPENSES
General and administrative expenses	$486,806	$1,313,865
Total expenses	486,806	1,313,865
OTHER INCOME (EXPENSE)
Expensed offering costs	-	(714,494)
Change in fair value of warrant liability	6,405,000	5,560,000
Interest on trust account	9,989	21,845
Total other income (expenses)	6,414,989	4,867,351
NET INCOME	$5,928,183	$3,553,486
Weighted average number of shares outstanding, redeemable Class A ordinary shares	57,500,000	48,653,846
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.08	$0.06
Weighted average number of shares outstanding, non-redeemable ordinary shares	14,375,000	14,375,000
Basic and diluted net income per share, non-redeemable ordinary shares	$0.08	$0.06

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statement of Cash Flows

Nine Months Ended
September 30,
2021
Cash Flows from Operating Activities:
Net Income	$3,553,486
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(5,560,000)
Expensed offering costs	714,494
Interest on trust account	(21,845)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Prepaid expenses	(1,320,333)
Accrued expenses and payable to affiliates	153,824
Net Cash used in operating activities	(2,480,374)
Investing Activities:
Cash placed in trust	(575,000,000)
Cash used in investing activities	(575,000,000)
Financing Activities:
Proceeds from sale of Initial Public Offering Units	575,000,000
Proceeds from sale of Private Placement Warrants	13,500,000
Payment of underwriting discount	(11,500,000)
Payment of offering costs	(702,239)
Proceeds from promissory note payable	100,833
Payment of promissory note payable	(187,583)
Proceeds from related party loans	1,300,000
Net cash provided by financing activities	577,511,011
Net Change in Cash	30,637
Cash - Beginning of period	25,000
Cash - End of period	$55,637
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering and formation costs	$70,000
Deferred underwriting commission	$20,125,000

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statement of Changes in Shareholders’ Equity

For the nine months ended September 30, 2021

					Additional	Retained Earnings	Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2020	-	$-	14,375,000	$1,438	$23,562	$(7,000)	$18,000
Class A ordinary shares issued, net of offering costs	57,500,000	5,750	-	-	530,624,927	-	530,630,677
Proceeds of sale of Private Placement Warrants in excess of fair value	-	-	-	-	3,600,000	-	3,600,000
Net Income	-	-	-	-	-	1,103,432	1,103,432
Class A ordinary shares subject to possible redemption	(57,500,000)	(5,750)	-	-	(534,248,489)	$(40,745,761)	(575,000,000)
Balance, March 31, 2021 - as revised	-	$-	14,375,000	$1,438	$-	$(39,649,329)	$(39,647,891)
Offering costs on Class A ordinary shares issued	-	-	-	-	-	(43,172)	(43,172)
Net Loss	-	-	-	-	-	(3,478,129)	(3,478,129)
Balance, June 30, 2021 - as revised	-	$-	14,375,000	$1,438	$-	$(43,170,630)	$(43,169,192)
Net Income	-	-	-	-	-	5,928,183	5,928,183
Balance, September 30, 2021	-	$-	14,375,000	$1,438	$-	(37,242,447)	$(37,241,009)

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

As of September 30, 2021, the Company had not commenced any operations. The Company’s business activities for the nine months ended September 30, 2021, primarily related to completing its initial public offering (“Initial Public Offering”) and identifying and evaluating prospective acquisition targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering became effective on February 9, 2021. On February 12, 2021, the Company consummated the Initial Public Offering of 57,500,000 units (the “Units”), including 7,500,000 Units sold upon exercise in full of the underwriter’s over-allotment option, at $10.00 per Unit, which is discussed in Note 4, and the sale of 9,000,000 warrants, including 1,000,000 warrants upon the exercise of the underwriter’s over-allotment option in full (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant in a private placement to LGACo 1 LLC (the “Sponsor”), that closed simultaneously with the closing of the Initial Public Offering.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors. The Public Shareholders will be entitled to redeem their public shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per public share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 9). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each of our officers and directors have agreed to vote their Founder Shares (as defined in Note 6) and any public shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their public shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor and each of our officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association that (A) modify the substance or timing of the Company’s obligation to allow redemption of Class A ordinary shares in connection with the Company’s initial Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights. Additionally, the Sponsor and each of our officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate a Business Combination within the Combination Period. However, if the Sponsor or each of our officers and directors acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company has until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (or such extended time beyond 24 months as a result of a shareholder vote to amend its Amended and Restated Memorandum and Articles of Association) (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in the case of clauses

(ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The underwriter has agreed to waive its rights to deferred underwriting commissions (see Note 9) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such redemption, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity

On March 26, 2021, the Sponsor committed $1,300,000 to be provided to the Company to fund working capital requirements prior to an initial Business Combination. On August 5, 2021, the Sponsor amended its working capital loan to provide additional borrowing up to a total amount of $2,000,000. The Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds as may be needed by the Company. As of September 30, 2021, the Company, after drawing down $1,300,000 on the working capital loan, had cash of $55,637 available for working capital purposes. The working capital loan is payable upon the completion of a business combination. As of September 30, 2021, the Company has $153,824 of accrued expenses and offering costs. Management expects these sources of funds will provide sufficient liquidity to fund the Company’s working capital needs through the earlier of the consummation of the initial Business Combination or November 4, 2022, one year after the date these financial statements were issued.

Note 2 - Revision of previously issued financial statements

In accordance with the terms of the Amended and Restated Memorandum and Articles of Association, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company reported as temporary equity the amount of Class A ordinary shares subject to redemption that included the total number of shares able to be redeemed that would comply with the provision in the Amended and Restated Memorandum and Articles of Association and underwriting agreement and that would not preclude a Business Combination and shareholder redemptions from occurring. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. The Class A ordinary shares subject to possible redemption included in temporary equity at September 30, 2021, represent 100% of the outstanding Class A ordinary shares.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	March 31, 2021
	As previously reported	Adjustment	As Revised
Temporary Equity:
Class A ordinary shares subject to possible redemption	$530,352,107	$44,647,893	$575,000,000
Permanent Equity:
Class A ordinary shares	446	(446)	-
Class B ordinary shares	1,438	-	1,438
Additional paid in capital	3,901,686	(3,901,686)	-
Retained earnings (accumulated deficit)	1,096,432	(40,745,761)	(39,649,329)
Total Shareholders' Equity	5,000,002	(44,647,893)	(39,647,891)

Weighted average number of shares outstanding, redeemable Class A ordinary shares	28,297,868	2,368,799	30,666,667
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.00	$0.02	$0.02
Weighted average number of shares outstanding, non-redeemable ordinary shares	16,743,799	(2,368,799)	14,375,000
Basic and diluted net income per share, non-redeemable ordinary shares	$0.07	$(0.05)	$0.02

	June 30, 2021
	As previously reported	Adjustment	As Revised
Temporary Equity:
Class A ordinary shares subject to possible redemption	$526,830,807	$48,169,193	$575,000,000
Permanent Equity:
Class A ordinary shares	482	(482)	-
Class B ordinary shares	1,438	-	1,438
Additional paid in capital	7,379,779	(7,379,779)	-
Accumulated deficit	(2,381,697)	(40,788,933)	(43,170,630)
Total Shareholders' Equity	5,000,002	(48,169,194)	(43,169,192)

Weighted average number of shares outstanding, redeemable Class A ordinary shares	40,374,875	3,782,584	44,157,459
Basic and diluted net loss per share, redeemable Class A ordinary shares	$0.00	$(0.04)	$(0.04)
Weighted average number of shares outstanding, non-redeemable ordinary shares	17,797,584	(3,422,584)	14,375,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.13)	$0.09	$(0.04)

Note 3 - Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s final prospectus for the Initial Public Offering filed with the SEC on February 11, 2021, as well as the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Held in Trust Account

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. As of September 30, 2021, the Company held deposits of $55,637 in a demand deposit account and held $575,021,845 in the Trust Account and are characterized as Level I investments within the fair value hierarchy under ASC 820. The cash held in the Trust Account is considered restricted.

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

Warrants Exercisable for Class A Ordinary Shares

The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, in accordance with ASC Topic 815, and any change in fair value is recognized in the Company’s statement of operations.

Income Taxes

The Company accounts for income taxes under ASC 740, "Income Taxes." ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020 there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Redeemable Shares of Class A Ordinary Shares

As discussed in Note 1, all of the 57,500,000 shares of Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Accordingly, as of September 30, 2021, all of the 57,500,000 shares of Class A ordinary shares included in the Units were classified outside of permanent equity.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares issued and outstanding during the period. As of September 30, 2021 the Company had outstanding warrants to purchase up to 20,500,000 shares of Class A ordinary shares. The weighted average of these shares have been excluded from the calculation of diluted net income (loss) per share of ordinary shares because the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings (losses) of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account by the weighted average number of redeemable Class A ordinary shares outstanding. Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Note 4 - Initial Public Offering

On February 12, 2021, pursuant to the Initial Public Offering, the Company sold 57,500,000 Units, including 7,500,000 Units sold upon exercise in full of the underwriter’s over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 10).

Transaction costs amounted to $32,476,988, consisting of $11,500,000 of underwriting fees (that includes a $3,000,000 financial advisory fee paid to Lazard Frères & Co. LLC for which the Company was reimbursed by the underwriter), $20,125,000 of deferred underwriting fees and $851,988 of other offering costs.

Note 5 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $13,500,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 10). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The proceeds from the sale of the Private Placement Warrants of $13,500,000 exceeded their estimated fair value of $9,900,000 at the closing of the private placement by $3,600,000, which was recorded in additional paid in capital.

Note 6 - Related Party Transactions

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor has committed $1,300,000 to be provided to the Company to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to an initial Business Combination. On August 5, 2021, the Sponsor amended its commitment to provide up to $2,000,000 of borrowing in the aggregate. In addition, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had $1,300,000 and $0 outstanding borrowings, respectively, under the Working Capital Loans.

Advisory Services

Lazard Frères & Co. LLC, an affiliate of the Company, is acting as the Company’s independent financial advisor as defined under Financial Industry Regulatory Authority (“FINRA”) Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the Initial Public Offering and the consummation of the Business Combination.  Upon the completion of the Initial Public Offering, Lazard Frères & Co. LLC received a financial advisory fee of $3,000,000. Pursuant to the terms of the underwriting agreement, the underwriter agreed to reimburse the Company for a portion of the offering costs in an amount equal to the fee paid to Lazard Frères & Co. LLC. On February 12, 2021, the underwriter reimbursed the Company $3,000,000.

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

Note 7 - Fair Value Measurements

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability

The Company’s Public Warrants exercisable for Class A ordinary shares began trading on Nasdaq in April 2021 and have been reclassified from Level 3 to Level 1. Their fair value at September 30, 2021 is based on an observable market quote. The fair value of the Public Warrants prior to the commencement of trading and the fair value of the Private Warrants is based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include market prices of warrants issued by other SPACs and unobservable inputs include model adjustments for valuation uncertainty pertaining to the probability of the Company consummating a Business Combination.

The following table presents, as of September 30, 2021, the classification of assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy.

	September 30, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Cash Held in Trust Account	$575,021,845	$-	$-	$-	$575,021,845
Total	$575,021,845	$-	$-	$-	$575,021,845
Liabilities:
Warrants exercisable for Class A ordinary shares	$9,430,000	$-	$7,560,000	$-	$16,990,000
Total	$9,430,000	$-	$7,560,000	$-	$16,990,000

The following tables provide a summary of the changes in fair value of the Company’s Level 3 liabilities for the three months and nine months ended September 30, 2021.

	Three Months ended September 30, 2021
	Beginning Balance	Initial Fair Value	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Private Warrants exercisable for Class A ordinary shares	$10,170,000	$-	$(2,610,000)	$-	$7,560,000
Total Level 3 Liabilities	$10,170,000	$-	$(2,610,000)	$-	$7,560,000

	Nine Months ended September 30, 2021
	Beginning Balance	Initial Fair Value	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Public Warrants exercisable for Class A ordinary shares	$-	$12,650,000	$(1,150,000)	$(11,500,000)	$-
Private Warrants exercisable for Class A ordinary shares	-	9,900,000	(2,340,000)	-	7,560,000
Total Level 3 Liabilities	$-	$22,550,000	$(3,490,000)	$(11,500,000)	$7,560,000

Note 8 - Derivatives

The Company’s derivative instruments pertain to the Public Warrants and Private Placement Warrants, and are stated at their fair values and are included in “warrants exercisable for Class A ordinary shares” on the condensed unaudited balance sheets.

The following table provides a summary of the changes in fair value of the Company’s derivative instruments for the nine months ended September 30, 2021.

	Warrants Exercisable for Class A Ordinary Shares
	Public	Private	Total
Balance January 1, 2021	$-	$-	$-
Initial Fair Value	12,650,000	9,900,000	22,550,000
Change in fair value as of March 31, 2021	(1,150,000)	(900,000)	(2,050,000)
Balance as of March 31, 2021	11,500,000	9,000,000	20,500,000
Change in fair value as of June 30, 2021	1,725,000	1,170,000	2,895,000
Balance as of June 30, 2021	13,225,000	10,170,000	23,395,000
Change in fair value as of September 30, 2021	(3,795,000)	(2,610,000)	(6,405,000)
Balance as of September 30, 2021	$9,430,000	$7,560,000	$16,990,000

Note 9 - Commitments and Contingencies

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and the warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement executed in connection with the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in Note 6, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 10 - Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were no Class A ordinary shares issued or outstanding (net of Class A ordinary shares subject to redemption).

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding. On February 10, 2021, in connection with the underwriter’s exercise of the over-allotment option in full, 1,875,000 Class B ordinary shares are no longer subject to forfeiture.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis.” The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except in certain circumstances, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

Note 11 - Subsequent Events

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

At September 30, 2021, we had cash of $55,637 and cash held in a Trust Account of $575,021,845, current liabilities of $1,523,824, deferred underwriting commission payable of $20,125,000 and warrants for the purchase of Class A ordinary shares of $16,630,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2021, we had net income of $5,928,183, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $6,405,000 and interest income of $9,989 earned on funds held in the Trust Account. This income was partially offset by general and administrative fees of $486,806. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the three months ended September 30, 2021 primarily related to identifying and evaluating prospective acquisition targets for an initial Business Combination.

For the nine months ended September 30, 2021, we had net income of $3,553,486, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $5,560,000 and interest income of $21,845 earned on funds held in the Trust Account. This income was partially offset by general and administrative fees of $1,313,865 and offering costs that were expensed of $714,494 related to the closing of our Initial Public Offering. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the nine months ended September 30, 2021 included completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial Business Combination.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Any remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor has, as of August 5, 2021, amended the working capital loan to increase the borrowing limit from $1,300,000 to $2,000,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial Business Combination. In addition, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan us additional funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such additional loans have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or its affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 10, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

As of September 30, 2021, we had outstanding warrants to purchase of up to 20,500,000 shares of Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per share of ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted income per common share is the same as basic income per common share for the period.

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

Class A Ordinary Shares Subject to Possible Redemption

In accordance with the terms of the Amended and Restated Memorandum and Articles of Association, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company reported as temporary equity the amount of Class A ordinary shares subject to redemption that included the total number of shares able to be redeemed that would comply with the provision in the Amended and Restated Memorandum and Articles of Association and underwriting agreement and that would not preclude a Business Combination and shareholder redemptions from occurring. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. The Class A ordinary shares subject to possible redemption included in temporary equity at September 30, 2021, represent 100% of the outstanding Class A ordinary shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.1	Underwriting Agreement, dated February 9, 2021, between the Company and Goldman Sachs & Co. LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Private Placement Warrants Purchase Agreement, dated February 9, 2021, between the Company and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated February 9, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration and Shareholder Rights Agreement, dated February 9, 2021, among the Company, the Sponsor and certain other equity holders named therein. (1)
10.4	Letter Agreement, dated February 9, 2021, among the Company, the Sponsor and the Company’s officers and directors. (1)
10.5	Administrative Support Agreement, dated February 9, 2021, between the Company and Lazard Group LLC. (1)
10.6	Securities Subscription Agreement, dated as of December 17, 2020, between the Company and the Sponsor. (2)
10.7	Second Amended and Restated Working Capital Promissory Note, dated as of August 5, 2021, between the Company and the Sponsor.(4)
10.8	Form of Indemnity Agreement(2)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-252408).
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARD GROWTH ACQUISITION CORP. I

Date: November 4, 2021	By:	/s/ Eyal Ofir
Eyal Ofir
Chief Executive Officer

Date: November 4, 2021	By:	/s/ Mary Ann Deignan
Mary Ann Deignan
Chief Financial Officer