Form 10-Q/A
period 2021-09-30
Lazard Growth Acquisition Corp. I
filed 2021-12-17
CIK 1836337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Lazard Growth Acquisition Corp. I., unless the context otherwise indicates.

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Lazard Growth Acquisition Corp. I (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 4, 2021 (the “Q3 2021 Form 10-Q”).

The financial statements included in the Q3 2021 Form 10-Q included Note 2, Revision of Previously Issued Financial Statements (“Note 2”) that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”). As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination.

However, the Company determined at the time that this error was not material to its previously filed financial statements and, therefore, in its financial statements for the quarterly period ended September 30, 2021 in its Q3 2021 Form 10-Q, the Company revised the unaudited condensed financial information in Note 2 to its Q3 2021 Form 10-Q as of March 31, 2021 and June 30, 2021 to classify all Class A ordinary shares as temporary equity. Subsequently, as described below, management re-evaluated the Company’s application of ASC 480-10-S99-3A and determined that the prior classification of a portion of the Class A ordinary shares as permanent equity was a material error. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, management re-evaluated the Company’s application of ASC 480-10-S99-3A and determined that the prior classification of a portion of the Class A ordinary shares as permanent equity was a material error.

On December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 12, 2021, filed with the SEC on February 19, 2021, (ii) unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 12, 2021, (iii) unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 9, 2021 and (iv) Note 2 to the unaudited condensed financial statements included in the Q3 2021 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all of the Company’s Class A ordinary shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A to indicate that the classification error is a restatement and not a revision.

The Company determined that none of the above changes had any impact on its previously reported total assets, results of operations or cash flows or on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to in this Quarterly Report on Form 10-Q/A.

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

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statement of Changes in Shareholders’ Equity

For the nine months ended September 30, 2021

					Additional	Retained Earnings	Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2020	-	$-	14,375,000	$1,438	$23,562	$(7,000)	$18,000
Class A ordinary shares issued, net of offering costs	57,500,000	5,750	-	-	530,624,927	-	530,630,677
Proceeds of sale of Private Placement Warrants in excess of fair value	-	-	-	-	3,600,000	-	3,600,000
Net Income	-	-	-	-	-	1,103,432	1,103,432
Class A ordinary shares subject to possible redemption	(57,500,000)	(5,750)	-	-	(534,248,489)	$(40,745,761)	(575,000,000)
Balance, March 31, 2021 - as restated	-	$-	14,375,000	$1,438	$-	$(39,649,329)	$(39,647,891)
Offering costs on Class A ordinary shares issued	-	-	-	-	-	(43,172)	(43,172)
Net Loss	-	-	-	-	-	(3,478,129)	(3,478,129)
Balance, June 30, 2021 - as restated	-	$-	14,375,000	$1,438	$-	$(43,170,630)	$(43,169,192)
Net Income	-	-	-	-	-	5,928,183	5,928,183
Balance, September 30, 2021	-	$-	14,375,000	$1,438	$-	(37,242,447)	$(37,241,009)

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Notes to Unaudited Condensed Financial Statements

Note 1 - Organization and Plan of Business Operations

Lazard Growth Acquisition Corp. I is a blank check company, incorporated as a Cayman Islands exempted company on December 10, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. The Company’s business activities for the nine months ended September 30, 2021, primarily related to completing its initial public offering and identifying and evaluating prospective acquisition targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each of our officers and directors have agreed to vote their Founder Shares (as defined in Note 6) and any public shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their public shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

Note 2 - Restatement of Previously Issued Financial Statements

In accordance with the terms of the Amended and Restated Memorandum and Articles of Association, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company reported as temporary equity the amount of Class A ordinary shares subject to redemption that included the total number of shares able to be redeemed that would comply with the provision in the Amended and Restated Memorandum and Articles of Association and underwriting agreement and that would not preclude a Business Combination and shareholder redemptions from occurring. However, in preparation of the financial statements of the Company as of and for the quarterly period ended September 30, 2021, the Company re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of Class A ordinary shares. Upon re-evaluation, management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, regardless of the minimum net tangible assets required by the Company to complete its initial Business Combination. The Company determined at the time that this error was not material to its previously filed financial statements and, therefore, in its financial statements for the quarterly period ended September 30, 2021 in its Q3 2021 Form 10-Q, the Company revised the unaudited condensed financial information in Note 2 to its Q3 2021 Form 10-Q as of March 31, 2021 and June 30, 2021 to classify all Class A ordinary shares as temporary equity. Upon further consideration of the change, the Company determined that the change in classification of the Class A ordinary shares is material quantitatively and it should restate its previously issued financial statements and such financial statements should no longer be relied upon. On December 13, 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued (i) audited balance sheet as of February 12, 2021, filed with the SEC on February 19, 2021, (ii) unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 12, 2021, (iii) unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 9, 2021 and (iv) Note 2 to the unaudited condensed financial statements included in the Q3 2021 Form 10-Q, should be restated to report all of the Company’s Class A ordinary shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A to indicate that the classification error is a restatement and not a revision. The Class A ordinary shares subject to possible redemption included in temporary equity at September 30, 2021, represent 100% of the outstanding Class A ordinary shares.

The impact of the restatement on the Company’s financial statements is reflected in the following tables.

BALANCE SHEETS
	February 12, 2021
	As previously reported	Restatement Adjustment	As Restated
Temporary Equity:
Class A ordinary shares subject to possible redemption	$551,085,017	$23,914,983	$575,000,000
Permanent Equity:
Class A ordinary shares	$239	$(239)	$-
Class B ordinary shares	1,438	-	1,438
Additional paid in capital	5,005,460	(5,005,460)	-
Retained earnings (accumulated deficit)	(7,135)	(18,909,284)	(18,916,419)
Total Shareholders' Equity	$5,000,002	$(23,914,983)	$(18,914,981)

	March 31, 2021
	As previously reported	Restatement Adjustment	As Restated
Temporary Equity:
Class A ordinary shares subject to possible redemption	$530,352,107	$44,647,893	$575,000,000
Permanent Equity:
Class A ordinary shares	$446	$(446)	$-
Class B ordinary shares	1,438	-	1,438
Additional paid in capital	3,901,686	(3,901,686)	-
Retained earnings (accumulated deficit)	1,096,432	(40,745,761)	(39,649,329)
Total Shareholders' Equity	$5,000,002	$(44,647,893)	$(39,647,891)

	June 30, 2021
	As previously reported	Restatement Adjustment	As Restated
Temporary Equity:
Class A ordinary shares subject to possible redemption	$526,830,806	$48,169,194	$575,000,000
Permanent Equity:
Class A ordinary shares	$482	$(482)	$-
Class B ordinary shares	1,438	-	1,438
Additional paid in capital	7,379,779	(7,379,779)	-
Retained earnings (accumulated deficit)	(2,381,697)	(40,788,933)	(43,170,630)
Total Shareholders' Equity	$5,000,002	$(48,169,194)	$(43,169,192)

STATEMENTS OF OPERATIONS
	Three Months March 31, 2021
	As previously reported	Restatement Adjustment	As Restated
Weighted average number of shares outstanding, redeemable Class A ordinary shares	28,297,868	2,368,799	30,666,667
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.00	$0.02	$0.02
Weighted average number of shares outstanding, non-redeemable ordinary shares	16,743,799	(2,368,799)	14,375,000
Basic and diluted net income per share, non-redeemable ordinary shares	$0.07	$(0.05)	$0.02

	Three Months Ended June 30, 2021
	As previously reported	Restatement Adjustment	As Restated
Weighted average number of shares outstanding, redeemable Class A ordinary shares	53,035,211	4,464,789	57,500,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$0.00	$(0.05)	$(0.05)
Weighted average number of shares outstanding, non-redeemable ordinary shares	18,839,789	(4,464,789)	14,375,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.19)	$0.14	$(0.05)

	Six Months Ended June 30, 2021
	As previously reported	Restatement Adjustment	As Restated
Weighted average number of shares outstanding, redeemable Class A ordinary shares	40,374,875	3,782,584	44,157,459
Basic and diluted net loss per share, redeemable Class A ordinary shares	$0.00	$(0.04)	$(0.04)
Weighted average number of shares outstanding, non-redeemable ordinary shares	17,797,584	(3,422,584)	14,375,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.13)	$0.09	$(0.04)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Three Months Ended March 31, 2021
	As previously reported	Restatement Adjustment	As Restated
Change in Class A ordinary shares subject to possible redemption	$(530,352,107)	$(44,647,893)	$(575,000,000)

	Three Months Ended June 30, 2021
	As previously reported	Restatement Adjustment	As Restated
Change in Class A ordinary shares subject to possible redemption	$3,521,301	$(3,521,301)	$-

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

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due solely to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 12, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. This material weakness is further described below in “Changes in Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of all redeemable Class A ordinary shares as temporary equity within our previously issued financial statements. Historically, a portion of our Class A ordinary shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001. In preparation of the Q3 2021 Form 10-Q, the Company re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares. Pursuant to such re-evaluation, the Company’s management determined that our Class A ordinary shares include certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete our initial Business Combination. The Company determined at the time that this error was not material to previously filed financial statements and, therefore, in its financial statements in the Q3 2021 Form 10-Q, the Company revised its financial statements as of March 31, 2021 and June 30, 2021 to classify all Class A ordinary shares as temporary equity. Subsequently, as described below, management re-evaluated the Company’s application of ASC 480-10-S99-3A and determined that the prior classification of a portion of the Class A ordinary shares as permanent equity was a material error.

Therefore, in consultation with the Audit Committee, on December 13, 2021, we concluded that our previously issued (i) audited balance sheet as of February 12, 2021, filed with the SEC on February 19, 2021, (ii) unaudited condensed interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 12, 2021, (iii) unaudited condensed interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 9, 2021 and (iv) Note 2 to the unaudited condensed financial statements included in the Q3 2021 Form 10-Q, should be restated to report all of the Company’s Class A ordinary shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A to indicate that the classification error is a restatement and not a revision. As such, we have restated our financial statements for the Affected Periods in this Quarterly Report, as described in Note 2 of the notes to the financial statements included herein.

Notwithstanding the identified material weakness, management believes that the financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations and cash flows as of and for the periods presented.

Remediation Plan

Following the identification of the material weakness described above with respect to the accounting treatment of our Class A ordinary shares, our principal executive officer and principal financial and accounting officer performed additional accounting and financial analyses related to the classification of our Class A ordinary shares as temporary equity versus permanent equity, including consulting with subject matter experts. We are in the process of evaluating whether additional remediation measures should be implemented with respect to such material weakness.

As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of the material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

LAZARD GROWTH ACQUISITION CORP. I

Date: December 17, 2021	By:	/s/ Eyal Ofir
Eyal Ofir
Chief Executive Officer

Date: December 17, 2021	By:	/s/ Mary Ann Deignan
Mary Ann Deignan
Chief Financial Officer