Form 10-K
period 2021-12-31
Lazard Growth Acquisition Corp. I
filed 2022-03-31
CIK 1836337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $562,350,000.

As of March 1, 2022, there were 57,500,000 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

Auditor Firm Id: 688 Auditor Name: Marcum LLP   Auditor Location: New York, New York USA

LAZARD GROWTH ACQUISITION CORP. I

FORM 10-K

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company”. “we”, “us”, “our” and “our company” refer to Lazard Growth Acquisition Corp. I. Except where indicated, the information in this Form 10-K assumes that the company only has ordinary shares in issue.

General

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”). Lazard Ltd and its subsidiaries (“Lazard” and, together with such subsidiaries, “Lazard Group”), an affiliate of our sponsor, LGACo 1 LLC (the “sponsor”), uses resources across its international financial advisory and asset management businesses to source and evaluate attractive, high growth private companies. Although we are not limited to a particular industry or geographic region in our identification and acquisition of a target company, we believe the growth-oriented subsectors of the healthcare, technology, energy transition, financial and consumer sectors present particularly attractive investment opportunities.

On December 17, 2020, the sponsor paid an aggregate purchase price of $25,000, or approximately $0.0017 per share, to subscribe for an aggregate of 14,375,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or “founder shares”). Up to 1,875,000 founder shares were subject to forfeiture by the sponsor, depending on the extent to which the underwriter’s over-allotment option was exercised. As a result of the underwriter’s exercise of the over-allotment option in full, 1,875,000 of the founder shares are no longer subject to forfeiture.

On February 12, 2021, we consummated our initial public offering (the “IPO”) of 57,500,000 of our units (the “units”), including 7,500,000 units sold upon exercise in full of the underwriter’s over-allotment option. Each unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A ordinary shares” or “public shares”), and one-fifth of one redeemable warrant (the “public warrants”), with each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $575,000,000.

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

Our Sponsor and Its Affiliates

Lazard, founded in 1848 in New Orleans, is a preeminent international financial advisory and asset management firm that specializes in crafting solutions to the complex financial and strategic challenges of its clients. Lazard focuses primarily on two businesses, financial advisory and asset management, and serves a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net-worth individuals. Lazard currently operates from 41 cities in key business and financial centers across 26 countries throughout North America, Europe, Asia, Australia and Central and South America. We believe we will be able to leverage Lazard’s proprietary network of relationships to help us source and consummate our initial business combination.

Lazard is one of the world’s leading financial advisory firms and offers a wide array of services regarding mergers and acquisitions, capital structure, restructurings, shareholder advisory, sovereign advisory, capital raising and other strategic advisory matters. Lazard’s financial advisory business is distinguished by senior banker involvement, deep industry sector expertise and global reach. Lazard is regularly involved in large, complex and industry-defining transactions, often across national borders.

Lazard’s asset management business serves investors around the world with a broad range of global investment solutions and investment management services. Lazard has built the business over decades with an emphasis on strategies that benefit from intensive proprietary research and active management, and the result has been a strong pattern of long-term performance, global perspective and deep insight into local markets. Lazard’s asset management business offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds. As of December 31, 2021, Lazard’s asset management business managed approximately $274 billion of assets on behalf of corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

While Lazard’s employees are not our employees, we utilize Lazard’s scale and reach, including the reach of its professionals, as a source of potential opportunities for our initial business combination. Specifically, we leverage the following resources:

•

Financial Advisory: Lazard has a distinctive network of deeply established relationships with meaningful insight and expertise across industry sectors and geographies. We have direct access to 179 managing directors in financial advisory across the globe, as well as other investment banking professionals, to identify opportunities in the areas that we deem appropriate and attractive for our initial business combination.

•

Lazard Asset Management: Lazard’s leading asset management business has approximately $274 billion of assets under management as of December 31, 2021 and more than 300 investment professionals globally. Over 80% of the assets in Lazard’s client portfolios are invested in actively managed equity strategies, including notable U.S. equity and global thematic strategies with long-term track records that are the product of fundamental, proprietary investment analysis. We believe that Lazard’s asset management investment expertise and its deep knowledge of and familiarity with the institutional investor marketplace is and will be valuable as we analyze and execute potential business combination opportunities.

•

Private Capital Advisory: Lazard is a global leader in raising capital and providing capital solutions for private investment funds. Members of Lazard’s team have been involved in hundreds of private capital-raising assignments since its establishment utilizing broad institutional investor coverage networks and they have cultivated relationships with over 1,300 investing institutions globally. We believe that Lazard private capital advisory team’s longstanding relationships with financial sponsors serve as a distinct sourcing channel for identifying potential business combination targets, while their relationships with institutional investors could provide access to additional financing sources for our initial business combination.

•

Shareholder Advisory: Lazard’s shareholder advisory team serves corporate leaders and public company directors with timely insights regarding their shareholders. The shareholder advisory team includes professionals with decades of expertise in capital markets and corporate governance, who will advise us regarding governance and shareholder engagement for our initial business combination target.

•

Data Analytics: We are able to leverage the capabilities of Lazard’s data science team to help us identify, screen and analyze potential targets. Over the last five years, this group within Lazard has developed proprietary analytic tools using machine learning, artificial intelligence and natural language processing.

Lazard prides itself on, and believes it differentiates itself from its competitors by, being able to offer a high level of attention from senior personnel to its clients. We believe the vast experience, relationships and involvement of Lazard professionals to be an important resource for potential business combinations.

Our Management Team

Our management team is led by Alexander Stern, our Executive Chairman, Eyal Ofir, our Chief Executive Officer, and Mary Ann Deignan, our Chief Financial Officer. Mr. Stern, Mr. Ofir and Ms. Deignan are also employees of Lazard and have significant experience serving their clients in connection with mergers and acquisitions, capital structure, restructurings, shareholder advisory, sovereign advisory, capital raising and other strategic advisory matters.

Alexander Stern serves as our Executive Chairman and a Director. Mr. Stern has served as President of Lazard Ltd and Lazard Group since June 2019 and as a Managing Director of Lazard since 2002. Mr. Stern has previously served in various other leadership capacities at Lazard, including Chief Executive Officer of Lazard’s financial advisory business, Chief Operating Officer of Lazard and Global Head of Strategy of Lazard. Mr. Stern also serves as the Executive Chairman and a Director of Lazard Healthcare Acquisition Corp. I (“LHCA I”) and of Lazard Fintech Acquisition Corp. I (“LFTA I”), special purpose acquisition companies sponsored by indirect subsidiaries of Lazard Ltd (and therefore such sponsors are affiliates of our sponsor). Mr. Stern is recognized as a proven financial advisor in the technology sector with a track record of leading complex transformational growth and value creation initiatives for clients. Prior to joining Lazard, Mr. Stern held various positions with Patricof & Co. Ventures and IBM. Mr. Stern is Chairman of the LUNGevity Foundation and a member of the Board of Advisors for the School of Engineering and Applied Sciences of the University of Pennsylvania. Mr. Stern earned a B.S. from Duke University, an M.S.E. from the School of Engineering and Applied Science at the University of Pennsylvania and an M.B.A. from the University of Pennsylvania, Wharton School.

Eyal Ofir serves as our Chief Executive Officer and a Director. Mr. Ofir is a Managing Director in Lazard’s Financial Institutions Group, where he advises a broad range of global financial institutions, specializing in the Fintech sector. Over the course of his career, Mr. Ofir has advised on a multitude of mergers, acquisitions, divestitures, leverage buyouts, IPOs and other capital markets transactions. Mr. Ofir also serves as the Chief Executive Officer and a Director of LFTA I, a special purpose acquisition company sponsored by an indirect subsidiary of Lazard Ltd (and therefore such sponsor is an affiliate of our sponsor). Prior to joining Lazard, Mr. Ofir worked in Ernst & Young’s Transaction Advisory Services group and served as a Captain in the Israeli Navy. Mr. Ofir serves as Vice Chairperson of the board of directors of the National Psoriasis Foundation and as a member of Investment Committee for the endowment of Hadassah, the Women’s Zionist Organization of America, Inc. Mr. Ofir received a B.A. from the Hebrew University of Jerusalem with a double major in Economics and Accounting and an M.B.A. from the University of Chicago Booth School of Business, where he was a Dennis W. and Jane B. Carlton Fellow.

Mary Ann Deignan serves as our Chief Financial Officer and a Director. Ms. Deignan is a Managing Director and Co-Head of Capital Markets Advisory at Lazard, advising clients on shareholder activism, strategic investor relations, capital raising and corporate governance. Ms. Deignan also serves as the Chief Financial Officer and a Director of LHCA I and of LFTA I, special purpose acquisition companies sponsored by indirect subsidiaries of Lazard Ltd (and therefore such sponsors are affiliates of our sponsor). Ms. Deignan joined Lazard from Bank of America Merrill Lynch, where she was Co-Head of Global Equity Capital Markets, a role she assumed after her tenure as Head of Americas Equity Capital Markets. She also worked for UBS as Head of Americas Equity Capital Markets. Ms. Deignan began her career at Bankers Trust in leveraged finance. Ms. Deignan provides expert guidance across regions and market sectors on a range of shareholder and corporate finance matters including activism preparedness and defense, investor perspectives on M&A and strategic actions, IPO advisory and capital raising, trends in environmental, social and governance (“ESG”). Ms. Deignan has extensive knowledge of the global equity markets and public market investors. Ms. Deignan is on the Investment Committee of the Margaret A. Cargill Philanthropies and the Board of Advisors at the Hospital for Special Surgery in New York City. She has a B.A. from Mount Holyoke College and an M.B.A. from the Tuck School at Dartmouth.

Our management team has extensive experience undertaking whole company and carve-out mergers and acquisitions, assessing IPO-readiness, overseeing business integrations, directing transformational growth strategies and identifying potential synergies. We believe that our management team is exceptionally capable of identifying attractive businesses, executing both whole company and carve-out acquisitions, and adding value post-deal completion. We believe our management team’s ability to identify and implement transformational growth and operational value creation initiatives are central to our differentiated acquisition strategy. Additionally, Lazard’s extensive global network of investment bankers, leading financial sponsor relationships and strong founder-led business track record enable us to pursue a broad range of attractive acquisition opportunities. Our network and affiliation with Lazard allows us to rely on an existing infrastructure of resources that assist in due diligence and, ultimately, structuring and executing an acquisition.

Our Independent Directors

Our efforts to seek a suitable business combination target are, and will continue to be, complemented and augmented by the expertise and network of the relationships of our independent directors, Mr. Pierre-Yves Cros, Mr. Philip Hadley, Dr. Noreen Roth Henig and Ms. Selina Tobaccowala, each of whom has extensive experience in business and financial matters.

For additional information regarding our independent directors, see Item 10. “Directors, Executive Officers and Corporate Governance”.

Our Business Strategy

Our objective is to acquire a high-quality, growing business that can generate attractive, risk-adjusted returns for shareholders and negotiate favorable acquisition terms at a compelling valuation. To that end, our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, enhance the growth of a company in an industry that complements the experience and expertise of Lazard and our management team. Our selection process leverages Lazard’s and our management team’s extensive global network of relationships, deep knowledge across multiple industries and geographies, transaction execution experience and deal sourcing capabilities that provide access to a broad spectrum of acquisition opportunities. We believe Lazard’s distinguished reputation and vast network of institutional relationships differentiate us as a partner to growth companies.

We believe that the following differentiated value propositions will allow us to bring to the public market a highly attractive business:

•Best-in-Class Sourcing Capabilities: Lazard’s preeminent global network of vast and deep relationships with CEOs, founders and private equity sponsors provides us with a proprietary avenue for sourcing target businesses.

•Deep Insights across Sectors and Geographies: We believe that the extensive knowledge of Lazard and our management team across a multitude of industries and an understanding of economic and political nuances globally provide us with a differentiated ability to evaluate promising target businesses.

•Proven Experience in Consummating Transactions: We believe that Lazard’s and our management team’s extensive mergers and acquisitions experience, with a distinct reputation for navigating transaction complexities, is a significant advantage. Lazard and our management team have demonstrated the ability to negotiate and structure transactions, evaluate corporate strategies, access growth capital and develop appropriate capital structures.

•Extensive Understanding of Capital Markets and Public Market Investors: Lazard is a world-leading advisor to public company boards of directors and executives on matters of public markets, corporate strategy, shareholder engagement and ESG. We believe that the significant know-how of Lazard and our management team allows us to effectively gauge target companies that possess a readiness for being public, as well as to support their executives in the process of going public.

•Significant Investment Experience: Lazard’s asset management business has extensive experience in analyzing attractive investments in individual equity opportunities as part of larger portfolios, including regularly evaluating and participating in IPOs, which have produced for its clients favorable risk-adjusted investment returns over long periods. We believe that Lazard’s proficiency in this area can help us evaluate compelling business combination opportunities.

Although we are not limited to a particular industry or geographic region in our identification and acquisition of a target company, we believe the growth-oriented subsectors of the healthcare, technology, energy transition, financial and consumer sectors present particularly attractive investment opportunities for us. Lazard and our management team possess significant transactional experience in these industries, and many companies in these sectors tend to have significant and sustainable revenue and cash-flow growth rates. In addition to these fundamentals, these sectors are fragmented and contain a large number of privately-held and sponsor-owned businesses that we believe could benefit from accelerating revenue growth, expanding margins and deleveraging. In addition to independent privately- and sponsor-held businesses, we believe many public companies in these sectors are in the process of evaluating their portfolios of businesses and reviewing candidates for potential divestitures, which we believe may also prove to be attractive business combination targets.

Our Acquisition Criteria

Consistent with our acquisition and value creation strategy, we have developed the following high-level, non-exclusive investment criteria that we believe are important in evaluating prospective target businesses:

•	Large and Growing Addressable Market: A business with significant opportunity to capture market share in a large and growing addressable market.

•

Differentiated Position: A business that holds a compelling strategic position in the industry in which it operates, with a differentiated product or service. Sources of differentiation may include: patents, brands, customer reputation or other intellectual property, unique technical expertise or personnel, innovative processes or proprietary sourcing or distribution or customer access.

•	Significant Future Growth Prospects: A business that has multiple, diverse potential drivers of revenue growth and that operates in sectors supported by secular tailwinds.

•

Attractive Prospective Return Profile: We view ourselves as rigorous, disciplined investors with a keen understanding of intrinsic and market valuations, as well as related potential risks. Accordingly, we are targeting businesses with attractive risk-return profiles and potential significant upside.

•

Committed and Capable Management Team: We are seeking to acquire a business with a professional management team whose interests are aligned with those of our investors. Where appropriate, we will enhance the capabilities of the target business’s management team by recruiting additional talent through Lazard’s network of contacts.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our board of directors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet any of the above criteria, we will disclose that the target business does not meet all of our above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we conduct, and expect to continue to conduct, a comprehensive due diligence review. That due diligence review may include, among other things, financial statement analysis, document reviews, meetings with the target’s management and other employees, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we seek to obtain as part of our analysis of a target company.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, a member of our management team or Lazard’s historical clients. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor or a member of our management team, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Certain of our directors and officers presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities.

Initial Business Combination

So long as our securities are then listed on the Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. Our board of directors intends to make the determination as to fair market value of our initial business combination. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board of directors is less familiar or experienced with the target business, there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such target is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. If our board of directors is unable to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. Unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We may, at our option, subject to applicable law, pursue an acquisition opportunity jointly with Lazard, one or more of Lazard’s historical clients, one or more entities affiliated with Lazard and/or one or more Lazard managed funds, separate accounts and other investment vehicles (“Lazard Funds”) and/or one or more investors in Lazard Funds, which we refer to as a “Joint Acquisition”. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Form 10-K. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our sponsor and other holders of our Class B ordinary shares would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of the IPO plus all Class A ordinary shares issued or deemed issued, or issuable upon conversion or exercise of any equity-linked securities or rights issued, or deemed issued in the specified future issuance (excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor or its affiliates upon conversion of working capital loans), unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on the Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Corporate Information

Our executive offices are located at 30 Rockefeller Plaza, New York, New York 10112 and our telephone number is (212) 632-6000. We maintain a corporate website at https://lazardltd.gcs-web.com/lgacu. The information contained on or accessible through our corporate website or any other website that we may maintain is not deemed to be incorporated by reference in, and is not considered a part of, this Form 10-K.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from December 14, 2020, no law which is thereafter enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are also an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of, and intend to continue to take advantage of, the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last business day of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter.

Until the completion of our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We have not utilized, and do not intend to utilize, these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, we may determine in the future to utilize some or all of these exemptions.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. The following risks comprise the material risks of which we are aware. If any of the events or developments described below actually occurred, our business, financial condition or results of operations would likely suffer.

Risk Factors Summary

The following is a summary of certain material risks of which we are aware. You should carefully consider this summary, together with the more detailed description of each risk factor contained below.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
•

If we seek shareholder approval of our initial business combination, our sponsor and each member of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The requirement that we consummate an initial business combination within 24 months after the closing of the IPO or during any Extension Period (as defined below) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

If we seek shareholder approval of our initial business combination, our sponsor, management team, advisors and their respective affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you would lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•

Because of our limited resources and the significant competition for business combination opportunities, or due to potential conflicts arising from Lazard’s business model, it may be more difficult for us to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of the IPO or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor or its affiliates to fund our search and to complete our initial business combination.

•

If we have not consummated an initial business combination within 24 months from the closing of the IPO, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

•

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

•

As the number of special purpose acquisition companies increases, there is more competition to find an attractive target for an initial business combination. This increases the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

•

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-transaction business.

•

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
•

Since our sponsor will lose its entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
•	We are a blank check company with little operating history and no operating revenues, and you have little basis on which to evaluate our ability to achieve our business objective.
•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.
•	Past performance by Lazard, our management team or either of their respective affiliates may not be indicative of future performance of an investment in us.
•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

•

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance, which may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

•

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

•

The restatement of our previously issued financial statements, the errors that resulted in such restatement, the material weakness that was identified in our internal control over financial reporting and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective, could result in loss of investor confidence, shareholder litigation or governmental proceedings or investigations, any of which could cause the market value of our securities to decline or impact our ability to access the capital markets.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and each member of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

At December 31, 2021, our sponsor held, on an as-converted basis, 20% of our outstanding ordinary shares.

Our sponsor also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and pursuant to our amended and restated memorandum and articles of association, which requires the affirmative vote of shareholders holding a majority of the ordinary shares which are voted thereon in person or by proxy at a quorate general meeting of the Company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the Company. As a result, in addition to shares held by our sponsor and members of our management team, we would need 21,562,501, or 37.5% (assuming all issued and outstanding shares are voted), or 3,593,750, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 57,500,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination or seek to revise the terms of such business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and, after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of the IPO or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of the IPO or during any extended time that we have to consummate a business combination beyond 24 months as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

We may not be able to consummate an initial business combination within 24 months after the closing of the IPO or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of the IPO or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic has persisted in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and its variants may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if a resolution of the shareholders is passed pursuant to the Companies Act to commence the voluntary liquidation of the Company prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “–If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, management team, advisors and their respective affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, management team, advisors or their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, management team, advisors or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 24 months from the closing of the IPO or during any Extension Period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of the IPO or during any Extension Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you would lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares sold in the IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of public shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, or due to potential conflicts arising from Lazard’s business model, it may be more difficult for us to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Our financial resources are relatively limited when contrasted with those of many of these competitors. Many of these competitors also are sponsored by firms that are not involved in the different businesses which Lazard operates; the activities or obligations of one of those businesses could limit or prevent us from pursuing certain opportunities. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitations give others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. See “–If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of the IPO or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor or its affiliates to fund our search and to complete our initial business combination.

As of December 31, 2021, we had cash of $660,069 outside of the trust account available to us for working capital purposes. We believe that these funds available to us outside of the trust account are sufficient to allow us to operate for at least the 24 months following the closing of the IPO; however, we cannot assure you that our estimate is accurate, and our sponsor or its affiliates are under no obligation to advance additional funds to us. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment with respect to a particular proposed business combination, although we do not have any current intention to do so.

In the event that our operating expenses exceed the funds available to us, we may fund such excess with funds not held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor or its affiliates, the amount of funds held outside the trust account would decrease by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor or its affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor nor its affiliates is under any obligation to advance additional funds to us. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of loans that may be made available from our sponsor or its affiliates may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or its affiliates, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we would be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, or incur restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-transaction debt financing. Accordingly, any holders who choose to retain their securities following the initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that such parties will execute such agreements or, even if such parties execute such agreements, that such parties would be prevented from bringing claims against the trust account for, among other things, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, the underwriters of the IPO and our independent registered public accounting firm have not and will not execute agreements with us waiving such claims to the monies held in the trust account. Further, there is no guarantee that any such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of the IPO or during any Extension Period, or upon the exercise of a redemption right in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors.

Subject to the immediately following paragraph, our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party (other than our independent auditors) for services rendered or products sold to us, or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations; provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers, directors or other affiliates will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Recourse against us and our sponsor will be limited as noted herein; there will not be any recourse against any of our affiliates other than sponsor as noted herein.

If we have not consummated an initial business combination within 24 months from the closing of the IPO, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not consummated an initial business combination within 24 months from the closing of the IPO or during any Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shares from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act and other applicable law. In that case, investors may be forced to wait beyond 24 months from the closing of the IPO before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account.

We have no obligation to return funds to our public shareholders prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where our public shareholders have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if a resolution of the shareholders is passed pursuant to the Companies Act to commence the voluntary liquidation of the Company prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any industry, sector, including, but not limited to, the healthcare, technology, energy transition, financial and consumer sectors, or geographic area, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any holders who choose to retain their securities following the initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a target that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria.

As the number of special purpose acquisition companies increases, there is more competition to find an attractive target for an initial business combination. This increases the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

The number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets will be available, and it will likely require more time, effort and resources to identify a suitable target for an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models has increased, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to consummate business combinations or operate targets post-business combination. This has increased the cost of finding, and could delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

We are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm unless we complete our initial business combination with an affiliated entity, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our limited resources could be depleted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event would result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may have a limited ability to assess the management of a prospective target business and, as a result, we may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-transaction business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt (including obligations owed to Lazard or one or more Lazard Funds) to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the funds held in the trust account, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we may need or desire for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our initial business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such a combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, management team, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination or seek to revise the terms of such business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law and pursuant to our amended and restated memorandum and articles of association, meaning (i) the affirmative vote of shareholders holding not less than two-thirds of the ordinary shares (or any higher threshold specified in our amended and restated memorandum and articles of association) which are voted thereon in person or by proxy at a quorate general meeting of the Company (i.e. the lowest threshold permissible under Cayman Islands law) or (ii) a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the Company. The provisions in our amended and restated memorandum and articles of association governing the election or removal of directors prior to our initial business combination may only be amended by a special resolution passed by the affirmative vote of shareholders holding not less than 90% of the ordinary shares which are voted thereon in person or by proxy at a quorate general meeting of the Company or by a unanimous written resolution of all our shareholders entitled to vote at a general meeting of the Company.

Amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a majority of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of not less than two-thirds of the ordinary shares who attend and vote at a quorate general meeting of the Company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our holders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, which requires the affirmative vote of shareholders holding not less than two-thirds of the ordinary shares which are voted thereon in person or by proxy at a quorate general meeting of the Company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of the ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the election or removal of directors prior to our initial business combination may only be amended by a special resolution passed by the affirmative vote of shareholders holding not less than 90% of the ordinary shares which are voted thereon in person or by proxy at a quorate general meeting of the Company or by a unanimous written resolution of all our shareholders entitled to vote at a general meeting of the Company. Our sponsor and its permitted transferees, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares as of December 31, 2021 may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and have the discretion to vote in any manner they choose; provided that our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor and each member of our management team have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor or our management team for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO, the sale of the private placement warrants and the working capital loan with our sponsor will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If such funds prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Risks Relating to our Securities

The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and public warrants are listed on the Nasdaq. Although we expect to continue to meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock”, which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”. Because our units, our Class A ordinary shares and public warrants are listed on the Nasdaq, our units, Class A ordinary shares and public warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

A total of $575,000,000, comprised of $563,500,000 of the proceeds from the IPO and $11,500,000 of the proceeds from the sale of the private placement warrants, was placed in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $575,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is  to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our current and anticipated principal activities do or will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of the IPO or during any Extension Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Holders of Class A ordinary shares are not entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares have the right to vote on the election of directors. Holders of our public shares are not entitled to vote on the election of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We have not yet registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not yet registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the IPO. In such an instance, our sponsor and its permitted transferees (which may include members of our management team) would be able to exercise their warrants and sell the Class A ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying Class A ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into in connection with the closing of the IPO, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 1, 2022, there were 442,500,000 and 35,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2021, there were no preference shares issued or outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to the consummation of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the

IPO or (y) amend the foregoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a special resolution of our shareholders as a matter of Cayman Islands law. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change of control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustments as follows. In the case that additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued by the Company in excess of the amounts offered in the IPO and related to the closing of the initial business combination, all founder shares in issue shall automatically convert into Class A ordinary shares at the time of the closing of the initial business combination at an adjusted ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor or its affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the combined company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the registration statement filed on Form S-1 (No. 333-252408), which was declared effective by the SEC on February 9, 2021, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants; provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants.

Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, which we refer to as a foreign action, in the name of any holder of our warrants, such holder shall be deemed to have consented to:  (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, which we refer to as an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption; provided further, that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as such private placement warrants are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) on the trading day prior to the date on which we send the notice of redemption to the warrant holders; provided further that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us so long as such private placement warrants are held by our sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 of our Class A ordinary shares as part of the units sold in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 9,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, our sponsor has made, and in the future our sponsor or its affiliates may make, working capital loans; up to $2,000,000 of such loans may be converted into up to an additional 1,333,333 private placement warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

Because each unit contains one-fifth of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants were or will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other blank check companies whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike many blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of the IPO, our sponsor had invested in us an aggregate of $13,525,000, comprised of the $25,000 purchase price for the founder shares and the $13,500,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 14,375,000 founder shares would have an aggregate implied value of $143,750,000. Even if the trading price of our ordinary shares were as low as $1.06 per share, and the private placement warrants are worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value (whether because of a substantial amount of redemptions of our public shares or any other reason). Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Risks Relating to our Sponsor and Management Team

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our day-to-day operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-person insurance on the life of, any of our directors or officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-transaction business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for our key personnel to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us, in senior management, advisory positions or otherwise, after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

In addition, pursuant to an agreement entered into in connection with the closing of the IPO, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-transaction business.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-transaction business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact the operations and profitability of our post-transaction business.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, our officers and non-independent directors are employed by Lazard. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Item 10. “Directors, Executive Officers and Corporate Governance”.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, and due to such fiduciary or contractual obligations, such officer or director may be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, Lazard, our sponsor and our management team presently are, or may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For example, indirect subsidiaries of Lazard Ltd (and therefore affiliates of our sponsor) have sponsored separate special purpose acquisition companies formed for the purposes of effecting their own initial business combinations, namely Lazard Fintech Acquisition Corp. I (“LFTA I”) and Lazard Healthcare Acquisition Corp. I (“LHCA I”). Additionally, Mr. Stern and Ms. Deignan are members of the management teams of such special purpose acquisition companies and Mr. Ofir is a member of the management team of LFTA I. LFTA I and LHCA I have filed with the SEC a registration statement on Form S-1 for their possible initial public offerings, and each, like us, may pursue initial business combination targets in any businesses or industries. Our management team is also not prohibited from sponsoring, investing or otherwise becoming involved with any other special purpose acquisition companies, including in connection with their initial business combinations, prior to us completing our initial business combination. A special purpose acquisition company sponsored by an affiliate of our sponsor or with certain members of our management team also serving on its management team could pursue a business combination opportunity in the same or similar businesses or industries as us, the pursuit of which could create an actual or potential conflict of interest relating to what would otherwise be an opportunity for us.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10. “Directors, Executive Officers and Corporate Governance”.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We may enter into a business combination with a target business that is affiliated with our sponsor, one of our officers or directors (collectively, the “management team”) or Lazard’s historical clients, although we do not currently intend to do so, or we may acquire a target business through a Joint Acquisition with one or more historical clients of Lazard, one or more affiliates of Lazard and/or one or more investors in funds managed by Lazard.

In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor or a member of our management team, such transaction will be approved by a majority of our independent and disinterested directors and we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Further, Lazard, its affiliates, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest, and are also focused on acquisitions and investments in industries in which we may search for a target business. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other persons.

Since our sponsor will lose its entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On December 17, 2020, our sponsor paid an aggregate purchase price of $25,000, or approximately $0.0017 per share, to subscribe for an aggregate of 14,375,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the Company of $25,000 by our sponsor, our company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to our company by the number of founder shares issued. Our sponsor transferred 25,000 founder shares to each of our independent directors. The Class B ordinary shares will be worthless if we do not complete an initial business combination within 24 months from the closing of the IPO or during any Extension Period.

In addition, our sponsor purchased an aggregate of 9,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($13,500,000 in the aggregate), in a private placement that closed simultaneously with the closing of the IPO. If we do not consummate an initial business combination within 24 months from the closing of the IPO or during any Extension Period, the private placement warrants will expire worthless. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the IPO nears, which is the deadline for our consummation of an initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of December 31, 2021, our sponsor and its permitted transferees held, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any Class A ordinary shares in open-market transactions or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any members of our management team, have any current intention to purchase additional securities in the Company. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares.

In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

We may engage Lazard as our financial advisor on our business combination and other transactions. Furthermore, we may acquire a target company that has engaged Lazard as a financial advisor on an unrelated transaction, and such engagement may limit Lazard’s ability to participate in certain transactions on our behalf or preclude us from taking certain actions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.

We may engage Lazard as a financial advisor in connection with our initial business combination and pay such affiliate a customary financial advisory fee. Furthermore, we may acquire a target company that has engaged Lazard as a financial advisor on an unrelated transaction, and such engagement may limit Lazard’s ability to participate in certain transactions on our behalf or preclude us from taking certain actions. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the initial business combination. The payment of such fee would likely be conditioned upon the completion of the initial business combination. Therefore, such affiliate may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

In addition, Lazard is often engaged as a financial advisor, or to provide financing, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries, and Lazard’s compensation in connection with these engagements may be substantial. Sellers generally require Lazard to act exclusively on their behalf and Lazard may be precluded in many instances from participating in our initial business combination with such a target business. Additionally, we may be precluded in many instances from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction where Lazard is advising the seller. Lazard also represents potential buyers. Lazard may be incentivized to direct an opportunity to one of these buyers, thereby eliminating or reducing the investment opportunity available to us.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	employment regulations;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances; and

•	terrorist attacks, natural disasters and wars.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management may resign from their positions as officers or directors of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies and cultural and language differences, of the country in which our operations are located could affect our business, including, but not limited to, deterioration of political relations with the United States. Economic growth could be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act and our amended and restated memorandum and articles of association, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes.

Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

General Risk Factors

We are a blank check company with little operating history and no operating revenues, and you have little basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated as a Cayman Islands exempted company with no operating revenues. Because we lack a substantial operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

As of December 31, 2021, we had $660,069 in cash and do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of this Form 10-K. Further, we expect to incur significant costs in pursuit of our initial business combination. Management’s plans to address this need for capital through this offering are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to continue as a going concern.

Past performance by Lazard, our management team or either of their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Lazard and members of our management team are presented for informational purposes only. Any past experience or performance of Lazard, our management team or either of their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of Lazard, our management team or either of their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Senior management of Lazard spend and will continue to spend a vast majority, if not substantially all, of their business time on their other duties, including to the investment management clients of Lazard.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern”. On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the COVID-19 outbreak, and on March 11, 2020, the World Health Organization classified the outbreak as a “pandemic”. The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, vaccine mandates, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic impact of the COVID-19 pandemic is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely impacted economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if the COVID-19 pandemic and actions aimed at limiting or reversing the spread continue to restrict travel, limit the ability to have in-person meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which the COVID-19 pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the emergence of new variants of COVID-19, the efficacy of vaccines and the actions taken to contain COVID-19 (including any variants) or address its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and it may be alleged that the members of our board of directors breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, it may be alleged that our board of directors breached its fiduciary duty to our creditors and/or acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance, which may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, which are evolving rapidly. Our efforts to comply with new and changing laws and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target. Such laws and regulations and their interpretation and application may also change from time to time as new guidance becomes available and those changes could have a material adverse effect on our business, investments, financial condition and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, it may be alleged that our directors breached their fiduciary duties to us or our creditors and/or acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a shareholder of our Class A ordinary shares or warrants who is (or for U.S. federal income tax purposes is): (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the U.S. Internal Revenue Code of 1986, as amended) have the authority to control all substantial decisions of the trust, or (B) it has in effect under applicable U.S. Treasury regulations a valid election to be treated as a U.S. person (a “U.S. Holder”), the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of any second fiscal quarter before that time, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors would find our securities less attractive in the event that we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last business day of that year’s second fiscal quarter or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Appleby (Cayman) Ltd., our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of, and issue, new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment and removal of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of Lazard and third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our founder shares have the right to vote on the election of directors, we will be considered be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Until the completion of our initial business combination, only holders of our founder shares have the right to vote on the election of directors. As a result, we are considered a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq; and

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We have not utilized, and do not intend to utilize, these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Certain agreements related to the IPO may be amended without shareholder approval.

Each of the agreements related to the IPO to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements include:

•	the letter agreement among us, our sponsor and each member of our management team;

•	the registration rights agreement among us and our sponsor;

•	the private placement warrants purchase agreement between us and our sponsor; and

•	the administrative services agreement among us, our sponsor and an affiliate of our sponsor.

These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement contains certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our sponsor, our management team and their respective permitted transferees. Amendments to such agreements would require the consent of the applicable parties thereto. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our sponsor selling its securities earlier than it would otherwise be permitted, which may have an adverse effect on the price of our securities.

The restatement of our previously issued financial statements, the errors that resulted in such restatement, the material weakness that was identified in our internal control over financial reporting and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective, could result in loss of investor confidence, shareholder litigation or governmental proceedings or investigations, any of which could cause the market value of our securities to decline or impact our ability to access the capital markets.

As described in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 31, 2021, as filed with the SEC on December 17, 2021, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of the material weakness, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2021.

Following the identification of the material weakness, our principal executive officer and principal financial and accounting officer created a plan of remediation to strengthen our internal control over financial reporting, which comprises performance of additional accounting and financial analyses related to the classification of our Class A ordinary shares as temporary equity versus permanent equity, including consulting with subject matter experts. Additionally, we expanded and improved our review process for complex securities and related accounting standards and we have enhanced our access to accounting literature and professionals with whom to consult regarding complex accounting matters.

However, if we are unable to remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner, we may incorrectly report financial information and we could be subject to litigation, sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. Ineffective internal control over financial reporting or disclosure controls and procedures could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities or our access to the capital markets. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our directors’ or executive officers’ expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements herein may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our executive officers, key employees or directors following our initial business combination;
•	our executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
•	the ability of our executive officers and directors to generate a number of potential business combination opportunities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A ordinary shares and public warrants are listed on the Nasdaq Capital Markets (“Nasdaq”) under the symbols LGACU, LGAC and LGACW, respectively.

Holders

As of March 1, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, five holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

ITEM 6. [RESERVED]

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

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Lazard Ltd, an affiliate of our sponsor, intends to use resources across its international financial advisory and asset management businesses to source and evaluate attractive, high growth private companies. Although we are not limited to a particular industry or geographic region in our identification and acquisition of a target company, we believe the growth-oriented subsectors of the healthcare, technology, energy transition, financial and consumer sectors present particularly attractive investment opportunities. Our activities through December 31, 2021, related to our formation, our IPO, which was consummated on February 12, 2021, and thereafter searching for and evaluating potential business combination targets. During the fiscal period ended December 31, 2020, our efforts were limited to organizational activities.

Results of Operations

We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash equivalents held in the trust account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $1,663,133, which consisted of interest income on the cash equivalents held in the trust account of $33,252, a change in fair value on the warrants sold in the IPO and the private placement warrants of $4,535,000, offset by operating costs of $5,516,891. Operating costs primarily relate to professional fees of $501,950, due diligence costs of $3,787,613, insurance costs of $894,152, administrative support fees of $220,000, and regulatory and compliance costs of $101,808, other costs of $11,368. Additionally, the Company incurred offering costs that were expensed related to the closing of our IPO of $714,494.

For the period from December 10, 2020 (inception) through December 31, 2020, we had a net loss of $7,000, which consisted of formation costs.

Liquidity and Capital Resources

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

A total of $575,000,000, comprised of $563,500,000 of the proceeds from the IPO and $11,500,000 of the proceeds of the sale of the private placement warrants, was placed in the trust account. Transaction costs amounted to $32,476,988, consisting of $11,500,000 of underwriting fees (a net underwriting fee of $8,500,000 after giving effect to the underwriter’s reimbursement of the Company for $3,000,000 of financial advisory fees payable by the Company to Lazard Frères & Co. LLC), $20,125,000 of deferred underwriting fees (as may be reduced as a result of the underwriter’s reimbursement to the Company for certain financial advisory fees payable by the Company to Lazard Frères & Co. LLC) and $851,988 of professional fees and other offering related costs.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the sponsor has, on August 5, 2021, amended the working capital loan to increase the borrowing limit from $1,300,000 to $2,000,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial business combination. On March 30, 2022, the Sponsor further amended the working capital loan to provide additional borrowing up to a total borrowing of $5,000,000. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

At the lender’s discretion, up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.

The sponsor or an affiliate of the sponsor may, but is not obligated to, loan us additional funds as may be required. However, the terms of such additional loans have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or its affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Contractual Obligations

At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than as described below.

On February 10, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the sponsor a total of $20,000 per month for office space, administrative and support services. Upon the earlier of the completion of the initial business combination and the Company’s liquidation, we will cease paying these monthly fees. The underwriter of the IPO received a cash underwriting discount of $0.20 per Unit, or $11,500,000 in the aggregate, upon the closing of the IPO. In addition, the underwriter will be entitled to deferred commissions of $0.35 per Unit, or $20,125,000 in the aggregate. The deferred underwriting discount will be paid to the underwriter solely in the event that the Company completes a business combination within the time required, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could materially differ from those estimates and could have a material impact on the financial statements. We have identified the following as our critical accounting policies.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income (loss) per share of ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. We apply the two-class method in calculating earnings per share, whereby the net income (loss) is allocated ratably to the two classes of ordinary shares.

As of December 31, 2021, we had outstanding warrants to purchase up to 20,500,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per share of ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company had 1,875,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. These Class B ordinary shares were excluded from the calculation of the basic and diluted weighted average number of non-redeemable Class B ordinary shares outstanding at December 31, 2020, and basic and diluted net loss per share of non-redeemable Class B ordinary shares at December 31, 2020.

As of December 31, 2021 and 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the year ended December 31, 2021 and the period from December 10, 2020 (inception) through December 31, 2020.

Deferred Offering Costs

We comply with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” Offering costs in connection with our IPO amounted to $32,476,988, consisting of $11,500,000 of underwriting discount, $20,125,000 of deferred underwriting commissions and $851,988 of other offering costs. These costs were allocated to the Class A ordinary shares and the one-fifth warrants included in the Units sold in the IPO and $31,762,494 was charged to permanent equity and $714,494 was expensed.

Warrants

Under ASC Topic 815, we have classified issued warrants as liabilities remeasured at fair value, with changes in fair value each period reported to earnings.

Class A Ordinary Shares Subject to Possible Redemption

In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Accordingly, all of the 57,500,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for small reporting companies beginning January 1, 2024 and should be applied on a full or modified retrospective basis. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the existence of a material weakness in our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our principal executive officer and principal financial and accounting officer assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 because of a material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2021, as our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or operated effectively.

This material weakness resulted in the restatement of the Company’s (i) unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 12, 2021, (ii) unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 9, 2021 and (iii) Note 2 to the unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 4, 2021.

Attestation Report of the Registered Public Accounting Firm

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

As described in the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2021, filed with the SEC on December 17, 2021, our internal control over financial reporting did not result in the proper classification of all redeemable Class A ordinary shares as temporary equity within our previously issued financial statements. Historically, a portion of our Class A ordinary shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. In connection with the preparation of the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2021 (the “Q3 2021 Form 10-Q”), the Company re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares. Pursuant to such re-evaluation, the Company’s management determined that our Class A ordinary shares include certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete our initial business combination. The Company determined at the time that this error was not material to previously filed financial statements and, therefore, in its financial statements for the period ended September 30, 2021 in the Q3 2021 Form 10-Q, the Company revised the unaudited condensed financial information in Note 2 to the Q3 2021 Form 10-Q as of March 31, 2021 and June 30, 2021 to classify all Class A ordinary shares as temporary equity. Subsequently, management re-evaluated the Company’s application of ASC 480-10-S99-3A and determined that the prior classification of a portion of the Class A ordinary shares as permanent equity was a material error.

Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued (i) unaudited condensed interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 12, 2021, (ii) unaudited condensed interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 9, 2021 and (iii) Note 2 to the unaudited condensed financial statements included in the Q3 2021 Form 10-Q, should be restated to report all of the Company’s Class A ordinary shares as temporary equity and should no longer be relied upon. As a result, the Company restated its financial statements for the affected periods in an amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, filed on December 17, 2021, to indicate that the correction of the classification error was a restatement and not a revision.

Remediation of Material Weakness

Following the identification of the material weakness described above with respect to the accounting treatment of our Class A ordinary shares, our principal executive officer and principal financial and accounting officer created a plan of remediation to strengthen our internal control over financial reporting, which comprises performance of additional accounting and financial analyses related to the classification of our Class A ordinary shares as temporary equity versus permanent equity, including consulting with subject matter experts. Additionally, we expanded and improved our review process for complex securities and related accounting standards and we have enhanced our access to accounting literature and professionals with whom to consult regarding complex accounting matters. We believe that the measures described above will remediate the identified material weakness and strengthen the Company’s internal control over financial reporting. Management has begun to take these actions to remediate the material weakness and may take additional measures to strengthen its internal control environment, but we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

During the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Alexander Stern	55	Executive Chairman and Director
Eyal Ofir	41	Chief Executive Officer and Director
Mary Ann Deignan	59	Chief Financial Officer and Director
Pierre-Yves Cros	62	Director
Philip Hadley	59	Director
Noreen Roth Henig	56	Director
Selina Tobaccowala	45	Director

Alexander Stern serves as our Executive Chairman and a Director. Mr. Stern has served as President of Lazard Ltd and its subsidiaries (“Lazard” and, together with such subsidiaries, “Lazard Group”) since June 2019 and as a Managing Director of Lazard since 2002. Mr. Stern has previously served in various other leadership capacities at Lazard, including Chief Executive Officer of Lazard’s financial advisory business, Chief Operating Officer of Lazard and Global Head of Strategy of Lazard. Mr. Stern also serves as the Executive Chairman and a Director of Lazard Healthcare Acquisition Corp. I (“LHCA I”) and of Lazard Fintech Acquisition Corp. I (“LFTA I”), special purpose acquisition companies sponsored by indirect subsidiaries of Lazard Ltd (and therefore such sponsors are affiliates of our sponsor). Mr. Stern is recognized as a proven financial advisor in the technology sector with a track record of leading complex transformational growth and value creation initiatives for clients. Prior to joining Lazard, Mr. Stern held various positions with Patricof & Co. Ventures and IBM. Mr. Stern is Chairman of the LUNGevity Foundation and a member of the Board of Advisors for the School of Engineering and Applied Sciences of the University of Pennsylvania. Mr. Stern earned a B.S. from Duke University, an M.S.E. from the School of Engineering and Applied Science at the University of Pennsylvania and an M.B.A. from the University of Pennsylvania, Wharton School. Mr. Stern was selected to serve on our board of directors due to his technology sector expertise and experience leading growth and value creation initiatives, including in his current role at Lazard where he is responsible for developing and implementing the firm’s growth strategy.

Eyal Ofir serves as our Chief Executive Officer and a Director. Mr. Ofir is a Managing Director in Lazard’s Financial Institutions Group where he advises a broad range of global financial institutions, specializing in the Fintech sector. Over the course of his career, Mr. Ofir has advised on a multitude of mergers, acquisitions, divestitures, leverage buyouts, IPOs and other capital markets transactions. Mr. Ofir also serves as the Chief Executive Officer and a Director of LFTA I, a special purpose acquisition company sponsored by an indirect subsidiary of Lazard Ltd (and therefore such sponsor is an affiliate of our sponsor). Prior to joining Lazard, Mr. Ofir worked in Ernst & Young’s Transaction Advisory Services group and served as a Captain in the Israeli Navy. Mr. Ofir serves as Vice Chairperson of the board of directors of the National Psoriasis Foundation and as a member of Investment Committee for the endowment of Hadassah, the Women’s Zionist Organization of America, Inc. Mr. Ofir received a B.A. from the Hebrew University of Jerusalem with a double major in Economics and Accounting and an M.B.A. from the University of Chicago Booth School of Business, where he was a Dennis W. and Jane B. Carlton Fellow. Mr. Ofir was selected to serve on our board of directors due to his financial services sector expertise and substantial experience in mergers, acquisitions and capital markets transactions.

Mary Ann Deignan serves as our Chief Financial Officer and a Director. Ms. Deignan is a Managing Director and Co-Head of Capital Markets Advisory at Lazard, advising clients on shareholder activism, strategic investor relations, capital raising and corporate governance. Ms. Deignan also serves as the Chief Financial Officer and a Director of LHCA I and of LFTA I, special purpose acquisition companies sponsored by indirect subsidiaries of Lazard Ltd (and therefore such sponsors are affiliates of our sponsor). Ms. Deignan joined Lazard from Bank of America Merrill Lynch, where she was Co-Head of Global Equity Capital Markets, a role she assumed after her tenure as Head of Americas Equity Capital Markets. She also worked for UBS as Head of Americas Equity Capital Markets. Ms. Deignan began her career at Bankers Trust in leveraged finance. Ms. Deignan provides expert guidance across regions and market sectors on a range of shareholder and corporate finance matters including activism preparedness and defense, investor perspectives on M&A and strategic actions, IPO advisory and capital raising, trends in ESG and corporate governance. Ms. Deignan has extensive knowledge of the global equity markets and public market investors. Ms. Deignan is on the Investment Committee of the Margaret A. Cargill Philanthropies and the Board of Advisors at the Hospital for Special Surgery in New York City. She has a B.A. from Mount Holyoke College and an M.B.A. from the Tuck School at Dartmouth. Ms. Deignan was selected to serve on our board of directors due to her extensive knowledge of the global equity markets and public markets investors through her experience advising clients on shareholder activism, strategic investor relations, capital raising and corporate governance.

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

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors determined that each of Pierre-Yves Cros, Philip Hadley, Noreen Roth Henig and Selina Tobaccowala are “independent directors” as defined in the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Cros, Mr. Hadley and Ms. Tobaccowala serve as members of our audit committee, and Mr. Hadley serves as the chairman of the audit committee. Our board of directors determined that each of Mr. Cros, Mr. Hadley and Ms. Tobaccowala are independent under the Nasdaq listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors determined that Mr. Hadley qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

•

monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO; and

•

reviewing and approving all payments made to our sponsor, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Dr. Henig and Ms. Tobaccowala. In accordance with Rule 5605 of the Nasdaq rules, each of Dr. Henig and Ms. Tobaccowala are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Cros and Dr. Henig, and Dr. Henig serves as chairwoman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors, subject to certain phase-in provisions. Our board of directors determined that each of Mr. Cros and Dr. Henig are independent. We have adopted a compensation committee charter, which is available on our website and details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These reporting persons are required by regulation to furnish us with copies of all Section 16(a) forms they file. We have reviewed these reports and we have received written representations from the individuals required to file these reports. Based on this review, we believe that during 2021 each of our directors and executive officers required to file these reports has complied with applicable reporting requirements for transactions in our equity securities, except Pierre-Yves Cros failed to file a Form 4 – Statement of Changes of Beneficial Ownership of Securities in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash compensation for services rendered to us. However, Mr. Stern, our Executive Chairman, Mr. Ofir, our Chief Executive Officer, and Ms. Deignan, our Chief Financial Officer, are also currently President, Managing Director and Managing Director, respectively, of Lazard and receive compensation from Lazard. Until consummation of an initial business combination, we will pay an affiliate of our sponsor an aggregate fee of $20,000 per month for providing us with office space and secretarial and administrative services. However, this arrangement is solely for our benefit and is not intended to provide any of our executive officers or directors with compensation in lieu of a salary.

In addition, on February 5, 2021, our sponsor transferred 25,000 founder shares to each of our independent directors, with an aggregate grant date fair value per independent director of $85,500. Further, Lazard provided each of our executive officers with the opportunity to purchase membership interests in a series of our sponsor (the “Employee Participation Interests”) pursuant to which our executive officers have economic interests in certain of the founder shares but do not have voting rights or dispositive power with respect thereto. Our executive officers have an economic interest in respect of approximately 2% in the aggregate of our issued and outstanding founder shares attributable to their Employee Participation Interests. Each of our executive officers will also be eligible to directly or indirectly purchase or receive additional economic or other interests in our securities from Lazard, including additional Employee Participation Interests, on a discretionary basis in the future.

Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, any director or executive officer or their respective affiliates. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors and executive officers who remain with us may be paid consulting or management fees from the combined company. All of these fees will be described, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or executive officers. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-transaction business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•	each of our executive officers and directors that beneficially owns ordinary shares; and
•	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect  beneficial ownership of the private placement warrants or the public warrants included in the units offered in the IPO as these warrants are not exercisable within 60 days of the date hereof.

Unless otherwise noted, the beneficial ownership of our Class A and Class B ordinary shares is based on 71,875,000 ordinary shares issued and outstanding as of March 1, 2022, consisting of 57,500,000 Class A ordinary shares and 14,375,000 Class B ordinary shares.

	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner(1)
LGACo 1 LLC (our sponsor)(2)(3)(4)	14,275,000	19.9%
Lazard Ltd(2)(4)	14,275,000	19.9%
Alexander Stern(3)(4)	—	—
Eyal Ofir(3)(4)	—	—
Mary Ann Deignan(3)(4)	—	—
Pierre-Yves Cros(4)	25,000	*
Philip Hadley(4)	25,000	*
Noreen Roth Henig(4)	25,000	*
Selina Tobaccowala(4)	25,000	*
All directors and executive officers as a group (seven individuals)(3)(4)	100,000	*
5% Shareholders
Glazer Capital, LLC(5)(6)	3,669,745	6.4%
Paul J. Glazer(5)(6)	3,669,745	6.4%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 30 Rockefeller Plaza, New York, New York 10112.
(2)

Our sponsor is the record holder of such ordinary shares, and Lazard Ltd is the ultimate control person of the founder shares held by our sponsor. Our sponsor is organized as a Delaware series limited liability company. Pursuant to the amended and restated operating agreement of our sponsor, Lazard Group is the sole manager of our sponsor and each series thereof and, accordingly, maintains the voting rights attributable to, and the dispositive power in respect of, all founder shares underlying the Employee Participation Interests. Lazard Group is an indirect subsidiary of Lazard Ltd and is governed by a board of directors (its non-executive directors are the same as the non-executive directors of Lazard Ltd) and managed by its executive officers. LGA HoldCo LLC, a Delaware limited liability company and the Series A Member of our sponsor (“HoldCo”), (i) holds Employee Participation Interests in a series of our sponsor that entitles it to economic interests in respect of 9,975,000 founder shares and (ii) has full power to appoint, remove or replace the sole manager of our sponsor at any time. HoldCo is a direct wholly owned subsidiary of Lazard Group and an indirect wholly owned subsidiary of Lazard Ltd. As such, Lazard Ltd, through its controlling ownership interests in Lazard Group and HoldCo, has full discretion to manage and control the business and affairs of our sponsor and each series thereof and is the ultimate control person of the founder shares held of record by our sponsor. Lazard Ltd, a publicly traded company incorporated under the laws of Bermuda with disparate ownership, is governed by a board of directors and is managed by its executive officers, including Mr. Stern who is our Executive Chairman and one of our directors; accordingly, no natural persons control Lazard Ltd.

(3)

Lazard provided each of our executive officers with the opportunity to purchase Employee Participation Interests pursuant to which our executive officers have economic interests in certain of the founder shares but do not have voting rights or dispositive power with respect thereto. Each of our executive officers is also eligible to directly or indirectly purchase or receive additional economic or other interests in our securities from Lazard, including additional Employee Participation Interests, on a discretionary basis in the future. In addition, certain other employees of Lazard have been, and in the future may be, directly or indirectly provided the opportunity to purchase Employee Participation Interests pursuant to which such persons will have economic interests in certain of the founder shares but will not have voting rights or dispositive power with respect thereto. Our sponsor provided the opportunity to purchase Employee Participation Interests to our executive officers and such other employees of Lazard representing economic interests in approximately 30%

in the aggregate of our issued and outstanding founder shares, including approximately 2% in the aggregate which has been purchased by our executive officers; however, our sponsor maintains the voting rights attributable to, and the dispositive power in respect of, all founder shares.

(4)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, at the time of our initial business combination or earlier at the option of the holders thereof.

(5)	Based upon a Schedule 13G filed with the SEC on February 14, 2022. The address of both of Glazer Capital, LLC and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.
(6)	Approximate percentage of outstanding ordinary shares is based on 57,500,000 Class A ordinary shares issued and outstanding as of March 1, 2022.

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

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Founder Shares

On December 17, 2020, the sponsor paid $25,000 to purchase an aggregate of 14,375,000 Class B ordinary shares so that the number of Class B ordinary shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the IPO.

On February 5, 2021, the sponsor transferred 25,000 of its Class B ordinary shares to each of the Company’s five independent directors (125,000 Class B ordinary shares in the aggregate). Further, on February 5, 2021, the sponsor converted into a series limited liability company and LGA HoldCo LLC, an affiliate of Lazard Ltd, provided each of the Company’s officers and certain other employees of Lazard the opportunity to purchase Employee Participation Interests, pursuant to which such persons have economic interests in certain of the founder shares but do not have voting rights or dispositive power with respect thereto. In particular, the Company’s executive officers and such other employees of Lazard possess Employee Participation Interests representing economic interests in approximately 30% in the aggregate of the Company’s issued and outstanding founder shares, including approximately 2% in the aggregate which has been provided by the Company’s executive officers; however, the sponsor maintains the voting rights attributable to, and the dispositive power in respect of, all such founder shares. Each of the Company’s executive officers and such other employees of Lazard will also be eligible to directly or indirectly purchase or receive additional economic or other interests in the Company’s securities from Lazard, including additional Employee Participation Interests, on a discretionary basis in the future.

Effective May 11, 2021, a member of the Company’s board of directors resigned his position as a member of the board and subsequently transferred back to the sponsor the 25,000 founder shares he previously received from the sponsor in connection with his service on the board.

The sponsor and each of the Company’s executive officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (i) one year after the completion of a business combination and (ii) subsequent to a business combination (A) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

IPO Promissory Note

On December 17, 2020, the sponsor agreed to loan the Company an aggregate amount of up to $300,000 to be used to pay a portion of the expenses related to the IPO, pursuant to an unsecured revolving promissory note (the “IPO Promissory Note”).  The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the completion of the IPO. On February 12, 2021, upon consummation of the IPO, the borrowings outstanding under the IPO Promissory Note of $187,583 were repaid in full and the IPO Promissory Note was cancelled.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor committed $1,300,000 to be provided to the Company (as amended, the “Working Capital Loan”) to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to an initial business combination. On August 5, 2021, the sponsor amended its commitment to provide up to $2,000,000 of borrowing in the aggregate. On March 30, 2022, the Sponsor further amended the Working Capital Loan to provide additional borrowing up to a total borrowing of $5,000,000. If the Company completes a business combination, the Company may repay the Working Capital Loan out of the proceeds of the trust account released to the Company. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loan, but no proceeds held in the trust account would be used to repay the Working Capital Loan.

At the lender’s discretion, up to $2,000,000 of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, the Company had $2,000,000 borrowings under the Working Capital Loan.

In addition, the sponsor or an affiliate of the sponsor may, but are not obligated to, loan the Company additional funds (“Supplemental Loans”) as may be required. The terms of such Supplemental Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Advisory Services

Lazard Frères & Co. LLC, an affiliate of the Company, is acting as the Company’s independent financial advisor as defined under FINRA Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the IPO and the consummation of the business combination. Upon the completion of the IPO, Lazard Frères & Co. LLC received a financial advisory fee of $3,000,000. Pursuant to the terms of the underwriting agreement, the underwriter agreed to reimburse the Company for a portion of the offering costs in an amount equal to the fee paid to Lazard Frères & Co. LLC. On February 12, 2021, the underwriter reimbursed the Company $3,000,000.

Administrative Support Agreement

On February 10, 2021, the Company entered into an administrative support agreement pursuant to which it has agreed to pay an affiliate of the sponsor a total of $20,000 per month for office space, administrative and support services. Upon the earlier of the completion of the initial business combination and the Company’s liquidation, the Company will cease paying these monthly fees.

Parent Company

The sponsor is the record holder of 14,275,000 Class B ordinary shares, and Lazard Ltd is the ultimate control person of the shares held by the sponsor. The sponsor is organized as a Delaware series limited liability company. Pursuant to the amended and restated operating agreement of the sponsor, Lazard Group is the sole manager of the sponsor and each series thereof and, accordingly, maintains the voting rights attributable to, and the dispositive power in respect of, all shares underlying the Employee Participation Interests. Lazard Group is an indirect subsidiary of Lazard Ltd and is governed by a board of directors (its non-executive directors are the same as the non-executive directors of Lazard Ltd) and managed by its executive officers. LGA HoldCo LLC, a Delaware limited liability company and the Series A Member of the sponsor (“HoldCo”), (i) holds Employee Participation Interests in a series of the sponsor that entitles it to economic interests in respect of 9,975,000 Class B ordinary shares and (ii) has full power to appoint, remove or replace the sole manager of the sponsor at any time. HoldCo is a direct wholly owned subsidiary of Lazard Group and an indirect wholly owned subsidiary of Lazard Ltd. As such, Lazard Ltd, through its controlling ownership interests in Lazard Group and HoldCo, has full discretion to manage and control the business and affairs of the sponsor and each series thereof and is the ultimate control person of the shares held of record by the sponsor. Lazard Ltd, a publicly traded company incorporated under the laws of Bermuda with disparate ownership, is governed by a board of directors and is managed by its executive officers, including Mr. Stern who is the Executive Chairman of the Company and one of the Company’s directors; accordingly, no natural persons control Lazard Ltd.

Director Independence

Nasdaq listing standards require that a majority of the Company’s board of directors be independent, subject to certain phase-in provisions. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

The aggregate fees for professional services rendered in connection with our IPO for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and 2020 totaled $75,190 and $15,450, respectively.

Audit-Related Fees

During the fiscal year ended December 31, 2021 and the period ended December 31, 2020, our independent registered public accounting firm did not render assurance related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2021 and the period ended December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal year ended December 31, 2021 and the period ended December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee

Our audit committee was formed upon effectiveness of the Company’s registration statement on Form S-1, which occurred on February 9, 2021. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 9, 2021, between the Company and Goldman Sachs & Co. LLC.*
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate.**
4.2	Specimen Class A Ordinary Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*
4.5	Description of Securities.
10.1	Private Placement Warrants Purchase Agreement, dated February 9, 2021, between the Company and the Sponsor.*
10.2	Investment Management Trust Agreement, dated February 9, 2021, between the Company and Continental Stock Transfer & Trust Company.*
10.3	Registration and Shareholder Rights Agreement, dated February 9, 2021, among the Company, the Sponsor and certain other equity holders named therein.*
10.4	Letter Agreement, dated February 9, 2021, among the Company, the Sponsor and the Company’s officers and directors.*
10.5	Administrative Support Agreement, dated February 9, 2021, between the Company and Lazard Group LLC.*
10.6	Third Amended and Restated Working Capital Promissory Note, dated as of March 30, 2022, between the Company and the Sponsor.
10.7	Form of Indemnity Agreement**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded withing the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2021.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-252408).
***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZARD GROWTH ACQUISITION CORP. I

By:	/s/ Eyal Ofir
Name:	Eyal Ofir
Title:	Chief Executive Officer
Date:	March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alexander F. Stern	Executive Chairman and Director	March 30, 2022
Alexander F. Stern

/s/ Eyal Ofir	Chief Executive Officer and Director	March 30, 2022
Eyal Ofir

/s/ Mary Ann Deignan	Chief Financial Officer and Director	March 30, 2022
Mary Ann Deignan

/s/Pierre Yves-Cros	Director	March 30, 2022
Pierre Yves-Cros

/s/Philip Hadley	Director	March 30, 2022
Philip Hadley

/s/ Noreen Roth Henig	Director	March 30, 2022
Noreen Roth Henig

/s/ Selina Tobaccowala	Director	March 30, 2022
Selina Tobaccowala

LAZARD GROWTH ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lazard Growth Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lazard Growth Acquisition Corp. I (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2021 and for the period from December 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 30, 2022

LAZARD GROWTH ACQUISITION CORP. I

Balance Sheets

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$660,069	$25,000
Prepaid expenses	1,056,726	-
Total current assets	1,716,795	25,000
Other assets:
Cash equivalents held in Trust Account	575,033,252	-
Deferred offering costs	-	629,750
TOTAL ASSETS	$576,750,047	$654,750
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Related party loans	$2,000,000	$-
Promissory note payable	-	86,750
Accrued expenses and payable to affiliate	3,997,673	-
Accrued offering and formation costs	70,000	550,000
Total current liabilities	6,067,673	636,750
Other liabilities:
Warrants exercisable for Class A ordinary shares, at fair value	18,015,000	-
Deferred underwriting commissions	20,125,000	-
Total liabilities	44,207,673	636,750

Commitments and contingencies	-	-

Class A ordinary shares subject to possible redemption; 57,500,000 and 0 shares authorized, issued and outstanding, respectively, at $10.00 per share	575,000,000	-

Shareholders' Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438	1,438
Additional paid in capital	-	23,562
Accumulated deficit	(42,459,064)	(7,000)
Total shareholders' equity (deficit)	(42,457,626)	18,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$576,750,047	$654,750

The accompanying notes are an integral part of these financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Statements of Operations

	Year Ended	For the Period from December 10, 2020 (Inception) Through
	December 31,	December 31,
	2021	2020
EXPENSES
General and administrative expenses	$5,516,891	$-
Formation costs		7,000
Total expenses	5,516,891	7,000
OTHER INCOME (EXPENSE)
Expensed offering costs	(714,494)	-
Change in fair value of warrant liability	4,535,000	-
Interest on trust account	33,252	-
Total other income (expenses)	3,853,758	-
NET LOSS	$(1,663,133)	$(7,000)

Weighted average number of shares outstanding, redeemable Class A ordinary shares	50,883,562	-
Basic and diluted net income per share, redeemable Class A ordinary shares(1)	$(0.03)	$-

Weighted average number of shares outstanding, non-redeemable Class B ordinary shares	14,375,000	12,500,000
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$(0.03)	$-

(1)

The period from December 10, 2020 (Inception) through December 31, 2020 excludes an aggregate of 1,875,000 Class B ordinary shares representing the maximum number of shares subject to forfeiture if the over-allotment option had not been exercised in full by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Statement of Changes in Shareholders’ Equity (Deficit)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 10, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	14,375,000	1,438	23,562	-	25,000
Net Loss	-	-	-	-	-	(7,000)	(7,000)
Balance, December 31, 2020	-	-	14,375,000	1,438	23,562	(7,000)	18,000
Class A ordinary shares issued, net of offering costs and public warrants	57,500,000	5,750	-	-	530,581,757	-	530,587,507
Proceeds of sale of Private Placement Warrants in excess of fair value	-	-	-	-	3,600,000	-	3,600,000
Class A ordinary shares subject to possible redemption	(57,500,000)	(5,750)	-	-	(534,205,319)	$(40,788,931)	(575,000,000)
Net Loss	-	-	-	-	-	(1,663,133)	(1,663,133)
Balance, December 31, 2021	-	$-	14,375,000	$1,438	$-	$(42,459,064)	$(42,457,626)

(1)

The period from December 10, 2020 (Inception) through December 31, 2020 includes an aggregate of 1,875,000 Class B ordinary shares, representing the maximum number of shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Statements of Cash Flow

	Year Ended	For the Period from December 10, 2020 (Inception) Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(1,663,133)	$(7,000)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(4,535,000)	-
Expensed offering costs	714,494	-
Interest on trust account	(33,252)	-
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Prepaid expenses	(1,056,726)	-
Accrued expenses and payable to affiliates	3,997,673
Accrued offering and formation costs	(7,000)	7,000
Net Cash used in operating activities	(2,582,944)	-
Investing Activities:
Cash placed in trust	(575,000,000)	-
Cash used in investing activities	(575,000,000)	-
Financing Activities:
Proceeds from issuance of Class B ordinary shares	-	25,000
Proceeds from sale of Initial Public Offering Units	575,000,000	-
Proceeds from sale of Private Placement Warrants	13,500,000	-
Payment of underwriting discount	(11,500,000)	-
Payment of offering costs	(695,238)	-
Proceeds from promissory note payable	100,833	-
Payment of promissory note payable	(187,582)	-
Proceeds from related party loans	2,000,000	-
Net cash provided by financing activities	578,218,013	25,000
Net Change in Cash	635,069	25,000
Cash - Beginning of period	25,000	-
Cash - End of period	$660,069	$25,000
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering and formation costs	$70,000	$629,750
Deferred underwriting commission	$20,125,000	$-

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

All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and after the Initial Public Offering, identifying and evaluating target companies for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company selected December 31 as its fiscal year end.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter

(as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each of our executive officers and directors have agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor and each of our executive officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by it in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association that (A) modify the substance or timing of the Company’s obligation to allow redemption of Class A ordinary shares in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights. Additionally, the Sponsor and each of our executive officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate a Business Combination within the Combination Period.

The Company has until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (or such extended time beyond 24 months, as a result of a shareholder vote to amend its Amended and Restated Memorandum and Articles of Association) (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor and each of our executive officers and directors have agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares they hold if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or each of our executive officers and directors acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to their deferred underwriting commissions (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for and evaluation of a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration

On March 26, 2021, the Sponsor committed $1,300,000 to be provided to the Company to fund working capital requirements prior to an initial Business Combination. On August 5, 2021, the Sponsor amended its working capital loan to provide additional borrowings up to a total amount of $2,000,000. On March 30, 2022, the Sponsor further amended the working capital loan to provide additional borrowing up to a total borrowing of $5,000,000. After borrowing $2,000,000, the Company had cash of $660,069 as of December 31, 2021, and the Company does not have sufficient liquidity to meet its anticipated obligations during the period beginning with the date of issuance of these financial statements through February 12, 2023, the date the Company will cease all operations and begin liquidation if it has not completed a Business Combination (or any extended time that the Company has to consummate a Business Combination beyond February 12, 2023 as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association). In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that while the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds as may be needed by the Company, the Company cannot assure you that their plans to raise capital or to complete a Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents Held in Trust Account

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. The Company held cash of $660,069 and $25,000 in a demand deposit account as of December 31, 2021 and December 31, 2020, respectively. The Company held $575,033,252 and $0 as of December 31, 2021 and December 31, 2020, respectively, in the Trust Account that are characterized as Level I investments within the fair value hierarchy under ASC 820. The cash equivalents held in the Trust Account are held in money market funds and are considered restricted.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs, together with the upfront underwriting discounts, the deferred underwriting commissions and the financial advisory fee in connection with the Initial Public Offering were allocated between the Public Shares and Public Warrants and charged to shareholder’s equity and operating expenses, respectively, upon the completion of the Initial Public Offering.

Warrants Exercisable for Class A Ordinary Shares

The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which provides that the Company classifies the warrant instruments as a liability at its fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, in accordance with ASC Topic 815, and any change in fair value is recognized in the Company’s statement of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of December 31, 2021 the Company had outstanding warrants to purchase up to 20,500,000 Class A ordinary shares. The weighted average of these shares have been excluded from the calculation of diluted net loss per share of  redeemable Class A ordinary shares because the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company had 1,875,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. These Class B ordinary shares were excluded from the calculation of the basic and diluted weighted average number of non-redeemable Class B shares outstanding and basic and diluted net loss per share of non-redeemable Class B ordinary shares. At December 31, 2021 and 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for small reporting companies beginning January 1, 2024 and should be applied on a full or modified retrospective basis. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Note 3 - Initial Public Offering

On February 12, 2021, pursuant to the Initial Public Offering, the Company sold 57,500,000 Units, including 7,500,000 Units sold upon exercise in full of the underwriter’s over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

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

Note 5 - Related Party Transactions

Founder Shares

On December 17, 2020, the Sponsor paid $25,000 to purchase an aggregate of 14,375,000 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,875,000 Founder Shares to the extent to which the underwriter exercised its over-allotment option, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised the over-allotment option in full and none of the Founder Shares were forfeited.

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

The Sponsor’s transfer of 100,000 Founders Shares to the Company’s directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares transferred to the Company’s directors was $342,000 or $3.42 per share. The Founders Shares were effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) As of December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not yet considered probable, and, therefore, no stock-based compensation expense has been recognized.

Further, on February 5, 2021, the Sponsor converted into a series limited liability company and LGA HoldCo LLC, an affiliate of Lazard Ltd, provided each of the Company’s executive officers and certain other employees of Lazard Ltd and its subsidiaries the opportunity to purchase certain membership interests in a series of the Sponsor (the “Employee Participation Interests”) pursuant to which such persons have economic interests in certain of the Founder Shares but do not have voting rights or dispositive power with respect thereto. In particular, the Company’s executive officers and such other employees of Lazard Ltd and its subsidiaries possess Employee Participation Interests representing economic interests in approximately 30% in the aggregate of the Company’s issued and outstanding Founder Shares, including approximately 2% in the aggregate which has been provided by the Company’s executive officers; however, the Sponsor maintains the voting rights attributable to, and the dispositive power in respect of, all such Founder Shares. Each of the Company’s executive officers and such other employees of Lazard Ltd and its subsidiaries will also be eligible to directly or indirectly purchase or receive additional economic or other interests in the Company’s securities from Lazard Ltd and its subsidiaries, including additional Employee Participation Interests, on a discretionary basis in the future.

The Sponsor and each of our executive officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (i) one year after the completion of a Business Combination and (ii) subsequent to a Business Combination, (A) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

IPO Promissory Note

On December 17, 2020, the Sponsor agreed to loan the Company an aggregate amount of up to $300,000 to be used to pay a portion of the expenses related to the Initial Public Offering, pursuant to an unsecured revolving promissory note (the “IPO Promissory Note”).  The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the completion of the Initial Public Offering. As of December 31, 2020, there was $86,750 outstanding under the IPO Promissory Note. On February 12, 2021, upon consummation of the IPO, the borrowings outstanding under the IPO Promissory Note of $187,583 were repaid in full and the IPO Promissory Note was cancelled.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor committed $1,300,000 to be provided to the Company (“Working Capital Loan”) to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial business combination. On August 5, 2021, the Sponsor amended its commitment to provide up to $2,000,000 of borrowing in the aggregate. On March 30, 2022, the Sponsor further amended the Working Capital Loan to provide additional borrowing up to a total borrowing of $5,000,000. If the Company completes a Business Combination, the Company may repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

At the lender’s discretion, up to $2,000,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had $2,000,000 and $0 outstanding borrowings, respectively, under the Working Capital Loan.

In addition, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company additional funds (“Supplemental Loans”) as may be required. The terms of such Supplemental Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Advisory Services

Lazard Frères & Co. LLC, an affiliate of the Company, is acting as the Company’s independent financial advisor as defined under Financial Industry Regulatory Authority (“FINRA”) Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the Initial Public Offering, for which it has and will receive a financial advisory fee, which was paid upon the closing of the Initial Public Offering and shall be payable upon the consummation of the Business Combination. Upon completion of the Initial Public Offering, Lazard Frères & Co. LLC received a financial advisory fee of $3,000,000. Pursuant to the terms of the underwriting agreement, the underwriter agreed to reimburse the Company for a portion of the offering costs in an amount equal to the fee to be paid to Lazard Frères & Co. LLC. On February 12, 2021, the underwriter reimbursed the Company $3,000,000.

Administrative Support Agreement

The Company agreed, commencing on the date that the Company’s securities were first listed on the Nasdaq Capital Market, which was February 10, 2021, and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative support.

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability

The Company’s Public Warrants exercisable for Class A ordinary shares began trading on Nasdaq in April 2021 at which time they were reclassified from Level 3 to Level 1. Their fair value at December 31, 2021 is based on an observable market quote. The fair value of the Public Warrants prior to the commencement of trading and the fair value of the Private Warrants is based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include the market price of the Company’s Class A Ordinary shares and the exercise price of the warrants. Unobservable inputs include the time to maturity, a risk free interest rate and annualized volatility of the Company’s Class A Ordinary shares.

The following table presents, as of December 31, 2021, the classification of assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy.

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Cash Equivalents Held in Trust Account	$575,033,252	$-	$-	$-	$575,033,252
Total	$575,033,252	$-	$-	$-	$575,033,252
Liabilities:
Warrants exercisable for Class A ordinary shares	$10,005,000	$-	$8,010,000	$-	$18,015,000
Total	$10,005,000	$-	$8,010,000	$-	$18,015,000

The following tables provide a summary of the changes in fair value of the Company’s Level 3 liabilities for the year ended December 31, 2021.

	Year ended December 31, 2021
	Beginning Balance	Initial Fair Value	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Public Warrants exercisable for Class A ordinary shares	$-	$12,650,000	$(1,150,000)	$(11,500,000)	$-
Private Warrants exercisable for Class A ordinary shares	-	9,900,000	(1,890,000)	-	8,010,000
Total Level 3 Liabilities	$-	$22,550,000	$(3,040,000)	$(11,500,000)	$8,010,000

Note 7 - Derivatives

The Company’s derivative instruments pertain to the Public Warrants and Private Placement Warrants and are stated at their fair values and are included in “warrants exercisable for Class A ordinary shares” on the balance sheets.

The following table provides a summary of the changes in fair value of the Company’s derivative instruments for the year ended December 31, 2021.

	Warrants Exercisable for Class A Ordinary Shares
	Public	Private	Total
Balance January 1, 2021	$-	$-	$-
Initial Fair Value as of February 12, 2021	12,650,000	9,900,000	22,550,000
Change in fair value as of December 31, 2021	(2,645,000)	(1,890,000)	(4,535,000)
Balance as of December 31, 2021	$10,005,000	$8,010,000	$18,015,000

Note 8 - Commitments and Contingencies

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loan (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and the warrants that may be issued upon conversion of the Working Capital Loan) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed on February 9, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company is not required to cause any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described under the heading “Founders Shares” in Note 5, and (ii) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter exercised this over-allotment option in full on February 10, 2021.

The underwriter is entitled to a cash underwriting discount of $0.20 per Unit, or $11,500,000 in the aggregate, which became payable upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred commissions of $0.35 per Unit, or $20,125,000 in the aggregate. The deferred commissions become payable to the underwriter’s from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination within the time required, subject to the terms of the underwriting agreement.

Note 9 - Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 57,500,000 and 0 Class A ordinary shares issued or outstanding, respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 14,375,000 Class B ordinary shares issued and outstanding. On February 10, 2021, in connection with the underwriter’s exercise of the over-allotment option in full, 1,875,000 Class B ordinary shares are no longer subject to forfeiture.

Only holders of the Class B ordinary shares have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except (i) as required by law and (ii) with respect to the election of directors.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of the Working Capital Loan. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants Exercisable for Class A Ordinary Shares

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. The Public Warrants expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company is not obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and has no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at $0.10 per warrant;
•

upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares; and

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted) on the trading day prior to the date the Company sends the notice of redemption to the warrant holders.

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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 30, 2022, the Sponsor further amended the Working Capital Loan to provide additional borrowing up to a total borrowing of $5,000,000.