Form 10-Q
period 2022-03-31
Lazard Growth Acquisition Corp. I
filed 2022-05-11
CIK 1836337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 57,500,000 shares of Class A ordinary shares, $0.0001 par value per share, and 14,375,000 shares of Class B ordinary shares, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$215,296	$660,069
Prepaid expenses	873,616	1,056,726
Total current assets	1,088,912	1,716,795
Other assets:
Cash held in Trust Account	575,077,770	575,033,252
TOTAL ASSETS	$576,166,682	$576,750,047
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Related party loans	$2,000,000	$2,000,000
Accrued expenses and payable to affiliate	3,947,392	3,997,673
Accrued offering and formation costs	-	70,000
Total current liabilities	5,947,392	6,067,673
Other liabilities:
Warrants exercisable for Class A ordinary shares, at fair value	10,955,000	18,015,000
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	37,027,392	44,207,673
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 57,500,000 and 57,500,000 shares authorized, issued and outstanding, respectively, at $10.00 per share	575,000,000	575,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438	1,438
Additional paid in capital	-	-
Accumulated Deficit	(35,862,148)	(42,459,064)
Total shareholders' deficit	(35,860,710)	(42,457,626)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$576,166,682	$576,750,047

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Operations

	Three Months Ended
	March 31,
	2022	2021
EXPENSES
General and administrative expenses	$507,602	$233,045
Total expenses	507,602	233,045
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	7,060,000	2,050,000
Interest on trust account	44,518	-
Expensed offering costs	-	(713,523)
Total other income (expenses)	7,104,518	1,336,477
NET INCOME	$6,596,916	$1,103,432
Weighted average number of shares outstanding, redeemable Class A ordinary shares	57,500,000	30,666,667
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.09	$0.02
Weighted average number of shares outstanding, non-redeemable ordinary shares	14,375,000	14,375,000
Basic and diluted net income per share, non-redeemable ordinary shares	$0.09	$0.02

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Cash Flows

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$6,596,916	$1,103,432
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(7,060,000)	(2,050,000)
Expensed offering costs	-	713,523
Interest on trust account	(44,518)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Prepaid expenses	183,110	(1,847,553)
Accrued expenses and payable to affiliates	(50,281)	-
Accrued offering and formation costs	(70,000)	-
Net Cash used in operating activities	(444,773)	(2,080,598)
Investing Activities:
Cash placed in trust	-	(575,000,000)
Cash used in investing activities	-	(575,000,000)
Financing Activities:
Proceeds from sale of Initial Public Offering Units	-	575,000,000
Proceeds from sale of Private Placement Warrants	-	13,500,000
Payment of underwriting discount	-	(11,500,000)
Payment of offering costs	-	(178,096)
Proceeds from promissory note payable	-	100,833
Payment of promissory note payable	-	(187,583)
Proceeds from related party loans	-	690,000
Net cash provided by financing activities	-	577,425,154
Net Change in Cash	(444,773)	344,556
Cash - Beginning of period	660,069	25,000
Cash - End of period	$215,296	$369,556
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering and formation costs	$-	$550,000
Deferred underwriting commission	$-	$20,125,000

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Changes in Shareholders’ Deficit

For the three months ended March 31, 2022 and March 31, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	-	$-	14,375,000	$1,438	$-	$(42,459,064)	$(42,457,626)
Net Income	-	-	-	-	-	6,596,916	6,596,916
Balance, March 31, 2022	-	$-	14,375,000	$1,438	$-	$(35,862,148)	$(35,860,710)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	-	$-	14,375,000	$1,438	$23,562	$(7,000)	$18,000
Class A ordinary shares issued, net of offering costs	57,500,000	5,750	-	-	530,624,927	-	530,630,677
Proceeds of sale of Private Placement Warrants in excess of fair value	-	-	-	-	3,600,000	-	3,600,000
Net Income	-	-	-	-	-	1,103,432	1,103,432
Class A ordinary shares subject to possible redemption	(57,500,000)	(5,750)	-	-	(534,248,489)	$(40,745,761)	(575,000,000)
Balance, March 31, 2021	-	$-	14,375,000	$1,438	$-	$(39,649,329)	$(39,647,891)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and 2021, relates to the company’s formation, completing its initial public offering (“Initial Public Offering”) and identifying and evaluating prospective acquisition targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering became effective on February 9, 2021. On February 12, 2021, the Company consummated the Initial Public Offering of 57,500,000 units (the “Units”), including 7,500,000 Units sold upon exercise in full of the underwriter’s over-allotment option, at $10.00 per Unit, and the sale of 9,000,000 warrants, including 1,000,000 warrants upon the exercise of the underwriter’s over-allotment option in full (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant in a private placement to LGACo 1 LLC (the “Sponsor”), that closed simultaneously with the closing of the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants. Although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, the Company agreed that $10.00 per Unit sold in the Initial Public Offering, including a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a trust account (“Trust Account”) to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors. The Public Shareholders will be entitled to redeem their public shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per public share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares have been classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” (“ASC480”)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each of our officers and directors have agreed to vote their Founder Shares (as defined in Note 3) and any public shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their public shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor and each of our executive officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares they hold if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of our executive officers and directors acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern Consideration

On March 26, 2021, the Sponsor committed $1,300,000 to be provided to the Company to fund working capital requirements prior to an initial Business Combination. On August 5, 2021, the Sponsor amended its working capital loan to provide additional borrowings up to a total amount of $2,000,000. On March 30, 2022, the Sponsor further amended the working capital loan to provide additional borrowing up to a total borrowing of $5,000,000. After borrowing $2,000,000, the Company had cash of $215,296 as of March 31, 2022 and the Company does not have sufficient liquidity to meet its anticipated obligations during the period beginning with the date of issuance of these financial statements through February 12, 2023, the date the Company will cease all operations and begin liquidation if it has not completed a Business Combination (or any extended time that the Company has to consummate a Business Combination beyond February 12, 2023 as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association). In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that while the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds as may be needed by the Company, the Company cannot assure you that their plans to raise capital or to complete a Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Held in Trust Account

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. The Company held cash of $215,296 and $660,069 in a demand deposit account at March 31, 2022 and December 31, 2021, respectively. The company held $575,077,770 and $575,033,252 in the Trust Account as of March 31, 2022 and December 31, 2021, respectively. The cash held in the Trust Account is characterized as a Level I investment within the fair value hierarchy under ASC 820. The cash equivalents held in the Trust Account are held in money market funds which invest only in direct U.S. Treasury obligations and are considered restricted.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021 there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2022 and 2021, the Company had outstanding warrants to purchase up to 20,500,000 Class A ordinary shares. The weighted average of these shares have been excluded from the calculation of diluted net income per share of  redeemable Class A ordinary shares because the exercise of the warrants is contingent upon the occurrence of future events. At March 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Note 3 - Related Party Transactions

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

The Sponsor’s transfer of 100,000 Founders Shares to the Company’s directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares transferred to the Company’s directors was $342,000 or $3.42 per share. The Founders Shares were effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) As of March 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not yet considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

At the lender’s discretion, up to $2,000,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Pursuant to the terms of the Working Capital Loan, as amended on March 30, 2022, such conversion right may only be exercised at the time of a Business Combination. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had $2,000,000 outstanding borrowings under the Working Capital Loan.

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

Note 4 - Fair Value Measurements

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability

The Company’s Public Warrants exercisable for Class A ordinary shares began trading on Nasdaq in April 2021 and at such time they were reclassified from Level 3 to Level 1. Their fair value at March 31, 2022 and December 31, 2021 is based on an observable market quote. The fair value of the Public Warrants prior to the commencement of trading and the fair value of the Private Warrants is based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include market prices of warrants issued by other SPACs and unobservable inputs include model adjustments for valuation uncertainty pertaining to the probability of the Company consummating a Business Combination.

The following tables present, as of March 31, 2022 and December 31, 2021, the classification of assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy.

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash Held in Trust Account	$575,077,770	$-	$-	$575,077,770
Total	$575,077,770	$-	$-	$575,077,770
Liabilities:
Warrants exercisable for Class A ordinary shares	$6,095,000	$-	$4,860,000	$10,955,000
Total	$6,095,000	$-	$4,860,000	$10,955,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash Held in Trust Account	$575,033,252	$-	$-	$575,033,252
Total	$575,033,252	$-	$-	$575,033,252
Liabilities:
Warrants exercisable for Class A ordinary shares	$10,005,000	$-	$8,010,000	$18,015,000
Total	$10,005,000	$-	$8,010,000	$18,015,000

The following tables provide a summary of the changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2022 and 2021 respectively.

	Three Months ended March 31, 2022
	Beginning Balance	Initial Fair Value	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Private Warrants exercisable for Class A ordinary shares	$8,010,000	$-	$(3,150,000)	$-	$4,860,000
Total Level 3 Liabilities	$8,010,000	$-	$(3,150,000)	$-	$4,860,000

	Three Months ended March 31, 2021
	Beginning Balance	Initial Fair Value	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Public Warrants exercisable for Class A ordinary shares	$-	$12,650,000	$(1,150,000)	$-	$11,500,000
Private Warrants exercisable for Class A ordinary shares	-	9,900,000	(900,000)	-	9,000,000
Total Level 3 Liabilities	$-	$22,550,000	$(2,050,000)	$-	$20,500,000

Note 5 - Derivatives

The Company’s derivative instruments pertain to the Public Warrants and Private Placement Warrants, and are stated at their fair values and are included in “warrants exercisable for Class A ordinary shares” on the condensed unaudited balance sheets.

The following tables provide a summary of the changes in fair value of the Company’s derivative instruments for the three months ended March 31, 2022 and 2021.

	Warrants Exercisable for Class A Ordinary Shares
	Public	Private	Total
Balance January 1, 2022	$10,005,000	$8,010,000	$18,015,000
Change in fair value as of March 31, 2022	(3,910,000)	(3,150,000)	(7,060,000)
Balance as of March 31, 2022	$6,095,000	$4,860,000	$10,955,000

	Warrants Exercisable for Class A Ordinary Shares
	Public	Private	Total
Balance January 1, 2021	$-	$-	$-
Initial Fair Value as of February 12, 2021	12,650,000	9,900,000	22,550,000
Change in fair value as of March 31, 2021	(1,150,000)	(900,000)	(2,050,000)
Balance as of March 31, 2021	$11,500,000	$9,000,000	$20,500,000

Note 6 - Commitments and Contingencies

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loan (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and the warrants that may be issued upon conversion of the Working Capital Loan) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed on February 9, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company is not required to cause any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described under the heading “Founders Shares” in Note 3, and (ii) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company's securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter exercised this over-allotment option in full on February 10, 2021.

The underwriter received a cash underwriting discount of $0.20 per Unit, or $11,500,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to deferred commissions of $0.35 per Unit, or $20,125,000 in the aggregate. The deferred commissions become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination within the Combination Period, subject to the terms of the underwriting agreement.

Note 7 - Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 57,500,000  Class A ordinary shares issued and outstanding (net of Class A ordinary shares subject to redemption).

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

Warrants Exercisable for Class A Ordinary Shares

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants

The proceeds from the sale of the Private Placement Warrants of $13,500,000 exceeded their estimated fair value of $9,900,000 at the closing of the private placement by $3,600,000, which was recorded in additional paid in capital.

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

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the SEC on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

At March 31, 2022 we had cash of $215,296 and cash held in a Trust Account of $575,077,770, current liabilities of $5,947,392, deferred underwriting commission payable of $20,125,000 and warrants for the purchase of Class A ordinary shares of $10,955,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2022, we had net income of $6,596,916, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $7,060,000 and interest income of $44,518 earned on funds held in the Trust Account. This income was partially offset by general and administrative fees of $507,602. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the three months ended March 31, 2022 primarily related to identifying and evaluating prospective acquisition targets for an initial Business Combination.

For the three months ended March 31, 2021, we had net income of $1,103,432, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $2,050,000. This income was partially offset by general and administrative fees of $233,045 and offering costs that were expensed of $713,523 related to the closing of our Initial Public Offering. Our business activities for the three months ended March 31, 2021 included completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial Business Combination.

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

Liquidity and Capital Resources

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Any remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor has, as of March 30, 2022 amended the working capital loan to increase the borrowing limit from $2,000,000 to $5,000,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial Business Combination. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

Up to $2,000,000 of the working capital loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 10, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

The underwriter of the Initial Public Offering received a cash underwriting discount of $0.20 per Unit, or $11,500,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to deferred commissions of $0.35 per Unit, or $20,125,000 in the aggregate. The deferred underwriting discount will be paid to the underwriter solely in the event that the Company completes a Business Combination within the time required, subject to the terms of the underwriting agreement.

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

As of March 31, 2022 and March 31, 2021, we had outstanding warrants to purchase of up to 20,500,000 shares of Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per share of ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and March 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted income per common share is the same as basic income per common share for the period.

Warrants

Under ASC Topic 815, we have classified issued warrants as liabilities remeasured at fair value, with changes in fair value each period reported to earnings.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Class A ordinary shares subject to possible redemption included in temporary equity at March 31, 2022 and December 31, 2021, represent 100% of the outstanding Class A ordinary shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due solely to a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 12, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. This material weakness is further described in “Item 9A. Control and Procedures -  Changes in Internal Control Over Financial Reporting” of our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022, and “Item 4. Controls and Procedures - Changes in Internal Control over Financial Reporting” contained in Quarterly Report on Form 10-Q/A for the period ended September 30, 2021, filed with the SEC on December 17, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

 Following the identification of the material weakness described above, our principal executive officer and principal financial and accounting officer created a plan of remediation to strengthen our internal control over financial reporting, which comprises performance of additional accounting and financial analyses related to the classification of our Class A ordinary shares as temporary equity versus permanent equity, including consulting with subject matter experts. Additionally, we expanded and improved our review process for complex securities and related accounting standards and we have enhanced our access to accounting literature and professionals with whom to consult regarding complex accounting matters. We believe that the measures described above will remediate the identified material weakness and strengthen the Company’s internal control over financial reporting. Management began to take these actions during the quarterly period ending December 31, 2021 to remediate the material weakness and may take additional measures to strengthen its internal control environment.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.1	Underwriting Agreement, dated February 9, 2021, between the Company and Goldman Sachs & Co. LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Private Placement Warrants Purchase Agreement, dated February 9, 2021, between the Company and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated February 9, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration and Shareholder Rights Agreement, dated February 9, 2021, among the Company, the Sponsor and certain other equity holders named therein. (1)
10.4	Letter Agreement, dated February 9, 2021, among the Company, the Sponsor and the Company’s officers and directors. (1)
10.5	Administrative Support Agreement, dated February 9, 2021, between the Company and Lazard Group LLC. (1)
10.6	Securities Subscription Agreement, dated as of December 17, 2020, between the Company and the Sponsor. (2)
10.7	Third Amended and Restated Working Capital Promissory Note, dated as of March 30, 2022, between the Company and the Sponsor.(3)
10.8	Form of Indemnity Agreement(2)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-252408).
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARD GROWTH ACQUISITION CORP. I

Date: May 11, 2022	By:	/s/ Eyal Ofir
Eyal Ofir
Chief Executive Officer

Date: May 11, 2022	By:	/s/ Mary Ann Deignan
Mary Ann Deignan
Chief Financial Officer