Form 10-Q
period 2022-06-30
Lazard Growth Acquisition Corp. I
filed 2022-08-10
CIK 1836337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 57,500,000 shares of Class A ordinary shares, $0.0001 par value per share, and 14,375,000 shares of Class B ordinary shares, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$408,522	$660,069
Prepaid expenses	609,506	1,056,726
Total current assets	1,018,028	1,716,795
Other assets:
Cash equivalents held in Trust Account	575,809,510	575,033,252
TOTAL ASSETS	$576,827,538	$576,750,047
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Related party loans	$4,000,000	$2,000,000
Accrued expenses and payable to affiliate	2,271,977	3,997,673
Accrued offering and formation costs	-	70,000
Total current liabilities	6,271,977	6,067,673
Other liabilities:
Warrants exercisable for Class A ordinary shares, at fair value	5,305,000	18,015,000
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	31,701,977	44,207,673
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 57,500,000 shares issued, outstanding and subject to possible redemption at $10.01 and $10.00 per share, respectively	575,709,510	575,000,000
Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438	1,438
Additional paid in capital	-	-
Accumulated Deficit	(30,585,387)	(42,459,064)
Total shareholders' deficit	(30,583,949)	(42,457,626)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$576,827,538	$576,750,047

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
EXPENSES
General and administrative expenses	$395,469	$594,014	$903,071	$827,059
Total expenses	395,469	594,014	903,071	827,059
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	5,650,000	(2,895,000)	12,710,000	(845,000)
Interest on trust account	731,740	11,856	776,258	11,856
Expensed offering costs	-	(971)	-	(714,494)
Total other income (expense)	6,381,740	(2,884,115)	13,486,258	(1,547,638)
NET INCOME (LOSS)	$5,986,271	$(3,478,129)	$12,583,187	$(2,374,697)
Weighted average number of shares outstanding, redeemable Class A ordinary shares	57,500,000	57,500,000	57,500,000	44,157,459
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.08	$(0.05)	$0.18	$(0.04)
Weighted average number of shares outstanding, non-redeemable Class B ordinary shares	14,375,000	14,375,000	14,375,000	14,375,000
Basic and diluted net income (loss) per share, non-redeemable Class B ordinary shares	$0.08	$(0.05)	$0.18	$(0.04)

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Cash Flows

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income (loss)	$12,583,188	$(2,374,697)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(12,710,000)	845,000
Expensed offering costs	-	714,494
Interest on trust account	(776,258)	(11,856)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Prepaid expenses	447,218	(1,583,943)
Accrued expenses and payable to affiliate	(1,725,695)	102,568
Accrued offering and formation costs	(70,000)	-
Net Cash used in operating activities	(2,251,547)	(2,308,434)
Investing Activities:
Cash placed in trust	-	(575,000,000)
Cash used in investing activities	-	(575,000,000)
Financing Activities:
Proceeds from related party loans	2,000,000	1,300,000
Proceeds from sale of Initial Public Offering Units	-	575,000,000
Proceeds from sale of Private Placement Warrants	-	13,500,000
Payment of underwriting discount	-	(11,500,000)
Payment of offering costs	-	(702,238)
Proceeds from promissory note payable	-	100,833
Payment of promissory note payable	-	(187,583)
Net cash provided by financing activities	2,000,000	577,511,012
Net Change in Cash	(251,547)	202,578
Cash - Beginning of period	660,069	25,000
Cash - End of period	$408,522	$227,578
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering and formation costs	$-	$70,000
Deferred underwriting commission	$-	$20,125,000
Remeasurement of value of Class A ordinary shares subject to possible redemption	$709,510	$-

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Changes in Shareholders’ Deficit

For the Three Months and Six Months ended June 30, 2022 and June 30, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	-	$-	14,375,000	$1,438	$-	$(42,459,064)	$(42,457,626)
Net Income						6,596,916	6,596,916
Balance, March 31, 2022	-	$-	14,375,000	$1,438	$-	$(35,862,148)	$(35,860,710)
Net Income	-	-	-	-	-	5,986,271	5,986,271
Remeasurement of value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(709,510)	(709,510)
Balance, June 30, 2022	-	$-	14,375,000	$1,438	$-	$(30,585,387)	$(30,583,949)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	-	$-	14,375,000	$1,438	$23,562	$(7,000)	$18,000
Class A ordinary shares issued, net of offering costs	57,500,000	5,750	-	-	530,624,927	-	530,630,677
Proceeds of sale of Private Placement Warrants in excess of fair value	-	-	-	-	3,600,000	-	3,600,000
Net Income	-	-	-	-	-	1,103,432	1,103,432
Class A ordinary shares subject to possible redemption	(57,500,000)	(5,750)	-	-	(534,248,489)	(40,745,761)	(575,000,000)
Balance, March 31 2021	-	$-	14,375,000	$1,438	$-	$(39,649,329)	$(39,647,891)
Offering costs on Class A ordinary shares issued	-	-	-	-	-	(43,172)	(43,172)
Net Loss	-	-	-	-	-	(3,478,129)	(3,478,129)
Balance, June 30, 2021	-	$-	14,375,000	$1,438	$-	$(43,170,630)	$(43,169,192)

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the six months ended June 30, 2022 and 2021, relates to the company’s formation, completing its initial public offering (“Initial Public Offering”) and identifying and evaluating prospective acquisition targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On February 12, 2021, the Company consummated the Initial Public Offering of 57,500,000 units (the “Units”) at $10.00 per Unit, and the sale of 9,000,000 warrants, (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant in a private placement to LGACo 1 LLC (the “Sponsor”), that closed simultaneously with the closing of the Initial Public Offering.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors. The Public Shareholders will be entitled to redeem their public shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per public share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares have been classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each of our officers and directors have agreed to vote their Founder Shares (as defined in Note 3) and any public shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their public shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

Going Concern Consideration

On March 26, 2021, the Sponsor committed $1,300,000 to be provided to the Company to fund working capital requirements prior to an initial Business Combination. On August 5, 2021, the Sponsor amended its working capital loan to provide additional borrowings up to a total amount of $2,000,000. On March 30, 2022, the Sponsor further amended the working capital loan to provide additional borrowing up to a total borrowing of $5,000,000. After borrowing $4,000,000, the Company had cash of $408,522 as of June 30, 2022 and the Company does not have sufficient liquidity to meet its anticipated obligations during the period beginning with the date of issuance of these financial statements through the end of the Combination Period. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that while the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds as may be needed by the Company, the Company cannot assure you that their plans to raise capital or to complete a Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The interim results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents Held in Trust Account

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of ninety (90) days or less. The Company held cash of $408,522 and $660,069 in a demand deposit account at June 30, 2022 and December 31, 2021, respectively. The company held $575,809,510 and $575,033,252 in the Trust Account as of June 30, 2022 and December 31, 2021, respectively. The cash equivalents held in the Trust Account are characterized as a Level I investment within the fair value hierarchy under ASC 820. The cash equivalents held in the Trust Account are held in money market funds which invest only in direct U.S. Treasury obligations and are considered restricted.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021 there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Each month, the Company re-measures the redemption value of the Class A shares subject to possible redemption. During the three months ended June 30, 2022, the cumulative net interest income earned on the Trust Account exceeded the $100,000 available to be used by the Company for liquidation costs should the Company not complete a Business Combination. The remeasurement as of June 30, 2022, resulted in an increase of $709,510 to the redemption value and a charge to accumulated deficit.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2022 and 2021, the Company had outstanding warrants to purchase up to 20,500,000 Class A ordinary shares. The weighted average of these shares have been excluded from the calculation of diluted net income (loss) per share of  redeemable Class A ordinary shares because the exercise of the warrants is contingent upon the occurrence of future events. At June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income (loss) of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

The Sponsor’s transfer of 100,000 Founders Shares to the Company’s directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares transferred to the Company’s directors was $342,000 or $3.42 per share. The Founders Shares were effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) As of June 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not yet considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

At the lender’s discretion, up to $2,000,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Pursuant to the terms of the Working Capital Loan, as amended on March 30, 2022, such conversion right may only be exercised at the time of a Business Combination. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had $4,000,000 and $2,000,000, respectively, outstanding borrowings under the Working Capital Loan.

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

Administrative Support Agreement

The Company agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq Capital Market, which was February 10, 2021, and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative support. For the three months ended June 30, 2022 and 2021,and six months ended June 30, 2022 and 2021, the Company incurred administrative expenses of $60,000 and $120,000 respectively.

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability

The Company’s Public Warrants exercisable for Class A ordinary shares began trading on Nasdaq in April 2021 and at such time they were reclassified from Level 3 to Level 1. Their fair value at June 30, 2022 and December 31, 2021 is based on an observable market quote. The fair value of the Public Warrants prior to the commencement of trading and the fair value of the Private Warrants is based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include market prices of warrants issued by other SPACs and unobservable inputs include model adjustments for valuation uncertainty pertaining to the probability of the Company consummating a Business Combination.

The following tables present, as of June 30, 2022 and December 31, 2021, the classification of assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy.

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents held in Trust Account	$575,809,510	$-	$-	$575,809,510
Total	$575,809,510	$-	$-	$575,809,510
Liabilities:
Warrants exercisable for Class A ordinary shares	$2,875,000	$-	$2,430,000	$5,305,000
Total	$2,875,000	$-	$2,430,000	$5,305,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents held in Trust Account	$575,033,252	$-	$-	$575,033,252
Total	$575,033,252	$-	$-	$575,033,252
Liabilities:
Warrants exercisable for Class A ordinary shares	$10,005,000	$-	$8,010,000	$18,015,000
Total	$10,005,000	$-	$8,010,000	$18,015,000

The following tables provide a summary of the changes in fair value of the Company’s Level 3 liabilities for the three months and six months ended June 30, 2022 and 2021 respectively.

	Three Months ended June 30, 2022
	Beginning Balance	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Private Warrants exercisable for Class A ordinary shares	$4,860,000	$(2,430,000)	$-	$2,430,000
Total Level 3 Liabilities	$4,860,000	$(2,430,000)	$-	$2,430,000

	Six Months ended June 30, 2022
	Beginning Balance	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Private Warrants exercisable for Class A ordinary shares	$8,010,000	$(5,580,000)	$-	$2,430,000
Total Level 3 Liabilities	$8,010,000	$(5,580,000)	$-	$2,430,000

	Three Months ended June 30, 2021
	Beginning Balance	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Public Warrants exercisable for Class A ordinary shares	$11,500,000	$-	$(11,500,000)	$-
Private Warrants exercisable for Class A ordinary shares	9,000,000	1,170,000	-	10,170,000
Total Level 3 Liabilities	$20,500,000	$1,170,000	$(11,500,000)	$10,170,000

	Six Months ended June 30, 2021
	Initial Fair Value February 12, 2021	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Public Warrants exercisable for Class A ordinary shares	$12,650,000	$(1,150,000)	$(11,500,000)	$-
Private Warrants exercisable for Class A ordinary shares	9,900,000	270,000	-	10,170,000
Total Level 3 Liabilities	$22,550,000	$(880,000)	$(11,500,000)	$10,170,000

Note 5 - Derivatives

The Company’s derivative instruments pertain to the Public Warrants and Private Placement Warrants, and are stated at their fair values and are included in “warrants exercisable for Class A ordinary shares” on the condensed unaudited balance sheets.

The following tables provide a summary of the changes in fair value of the Company’s derivative instruments for the three months and six months ended June 30, 2022 and 2021.

	Six Months ended June 30, 2022
	Warrants Exercisable for Class A Ordinary Shares
	Public	Private	Total
Balance January 1, 2022	$10,005,000	$8,010,000	$18,015,000
Change in fair value for the three months ended March 31, 2022	(3,910,000)	(3,150,000)	(7,060,000)
Balance as of March 31, 2022	$6,095,000	$4,860,000	$10,955,000
Change in fair value for the three months ended June 30, 2022	(3,220,000)	(2,430,000)	(5,650,000)
Balance as of June 30, 2022	$2,875,000	$2,430,000	$5,305,000

	Six Months ended June 30, 2021
	Warrants Exercisable for Class A Ordinary Shares
	Public	Private	Total
Balance January 1, 2021	$-	$-	$-
Initial Fair Value	12,650,000	9,900,000	22,550,000
Change in fair value for the three months ended March 31, 2021	(1,150,000)	(900,000)	(2,050,000)
Balance as of March 31, 2021	$11,500,000	$9,000,000	$20,500,000
Change in fair value for the three months ended June 30, 2021	1,725,000	1,170,000	2,895,000
Balance as of June 30, 2021	$13,225,000	$10,170,000	$23,395,000

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

Note 7 - Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 57,500,000  Class A ordinary shares issued and outstanding (that are included in Class A ordinary shares subject to redemption).

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021filed with the SEC on March 31, 2022 (the Company’s “Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

At June 30, 2022 we had cash of $408,522 and cash equivalents held in a Trust Account of $575,809,510, current liabilities of $6,271,977, deferred underwriting commission payable of $20,125,000 and warrants for the purchase of Class A ordinary shares of $5,305,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful

Results of Operations

For the three months ended June 30, 2022, we had net income of $5,986,271, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $5,650,000 and interest income of $731,740 earned on funds held in the Trust Account. This income was partially offset by general and administrative fees of $395,469. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the three months ended June 30, 2022 primarily related to identifying and evaluating prospective acquisition targets for an initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of $3,478,129, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $2,895,000, general and administrative fees of $594,014 and expensed offering costs of $971 related to the closing of our Initial Public Offering. These expenses were partially offset by $11,856 of interest income earned on funds held in the Trust Account. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the three months ended June 30, 2021 primarily related to identifying and evaluating prospective acquisition targets for an initial Business Combination.

For the six months ended June 30, 2022, we had a net income of $12,583,187, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $12,710,000 and interest income of $776,258 earned on funds held in the Trust Account. These revenues were offset by general and administrative expenses of $903,071. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the six months ended June 30, 2022 primarily related to completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial Business Combination.

For the six months ended June 30, 2021, we had a net loss $2,374,697, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $845,000, general and administrative fees of $827,059 and offering costs that were expensed of $714,494 related to the closing of our Initial Public Offering. These expenses were partially offset by $11,856 of interest income earned on funds held in the Trust Account. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the six months ended June 30, 2021 primarily related to completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial Business Combination.

We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to continue to generate non-operating income in the form of interest income on cash equivalents held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence costs.

Liquidity and Capital Resources

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income to pay taxes, if any. Any remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor has, as of March 30, 2022 amended the working capital loan to increase the borrowing limit from $2,000,000 to $5,000,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial Business Combination. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 10, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

The underwriter of the Initial Public Offering received a cash underwriting discount of $0.20 per Unit, or $11,500,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to deferred commissions of $0.35 per Unit, or $20,125,000 in the aggregate. The deferred underwriting commissions will be paid to the underwriter solely in the event that the Company completes a Business Combination within the time required, subject to the terms of the underwriting agreement.

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

As of June 30, 2022 and June 30, 2021, we had outstanding warrants to purchase of up to 20,500,000 shares of Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per share of ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and June 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted income per common share is the same as basic income per common share for the period.

Warrants

Under ASC Topic 815, we have classified issued warrants as liabilities remeasured at fair value, with changes in fair value each period reported to earnings.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Class A ordinary shares subject to possible redemption included in temporary equity at June 30, 2022 and December 31, 2021, represent 100% of the outstanding Class A ordinary shares.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Following the identification of the material weakness previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer implemented a plan of remediation to strengthen our internal control over financial reporting, which was comprised of the performance of additional accounting and financial analyses related to the classification of our Class A ordinary shares as temporary equity versus permanent equity, as well as consulting with subject matter experts. These procedures and expanded review processes were extended to our complex securities, including but not limited to redeemable Class A shares, convertible debt and stock purchase warrants. As a result of these additional procedures, which began during the quarterly period ending December 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective.

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

LAZARD GROWTH ACQUISITION CORP. I

Date: August 10, 2022	By:	/s/ Eyal Ofir
Eyal Ofir
Chief Executive Officer

Date: August 10, 2022	By:	/s/ Mary Ann Deignan
Mary Ann Deignan
Chief Financial Officer