Form 10-Q
period 2022-09-30
Lazard Growth Acquisition Corp. I
filed 2022-11-01
CIK 1836337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 57,500,000 shares of Class A ordinary shares, $0.0001 par value per share, and 14,375,000 shares of Class B ordinary shares, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$263,037	$660,069
Prepaid expenses	345,396	1,056,726
Total current assets	608,433	1,716,795
Other assets:
Cash equivalents held in Trust Account	578,594,683	575,033,252
TOTAL ASSETS	$579,203,116	$576,750,047
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Related party loans	$4,000,000	$2,000,000
Accrued expenses and payable to affiliate	2,280,844	3,997,673
Accrued offering and formation costs	-	70,000
Total current liabilities	6,280,844	6,067,673
Other liabilities:
Warrants exercisable for Class A ordinary shares, at fair value	1,025,000	18,015,000
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	27,430,844	44,207,673
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 57,500,000 shares issued, outstanding and subject to possible redemption at $10.06 and $10.00 per share, respectively	578,494,683	575,000,000
Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438	1,438
Additional paid in capital	-	-
Accumulated Deficit	(26,723,849)	(42,459,064)
Total shareholders' deficit	(26,722,411)	(42,457,626)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$579,203,116	$576,750,047

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
EXPENSES
General and administrative expenses	$418,462	$486,806	$1,321,533	$1,313,865
Total expenses	418,462	486,806	1,321,533	1,313,865
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	4,280,000	6,405,000	16,990,000	5,560,000
Interest on trust account	2,785,173	9,989	3,561,431	21,845
Expensed offering costs	-	-	-	(714,494)
Total other income	7,065,173	6,414,989	20,551,431	4,867,351
NET INCOME	$6,646,711	$5,928,183	$19,229,898	$3,553,486
Weighted average number of shares outstanding, redeemable Class A ordinary shares	57,500,000	57,500,000	57,500,000	48,653,846
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.09	$0.08	$0.27	$0.06
Weighted average number of shares outstanding, non-redeemable Class B ordinary shares	14,375,000	14,375,000	14,375,000	14,375,000
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.09	$0.08	$0.27	$0.06

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Cash Flows

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$19,229,898	$3,553,486
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(16,990,000)	(5,560,000)
Expensed offering costs	-	714,494
Interest on trust account	(3,561,431)	(21,845)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Prepaid expenses	711,330	(1,320,333)
Accrued expenses and payable to affiliate	(1,716,829)	153,824
Accrued offering and formation costs	(70,000)	-
Net Cash used in operating activities	(2,397,032)	(2,480,374)
Investing Activities:
Cash placed in trust	-	(575,000,000)
Cash used in investing activities	-	(575,000,000)
Financing Activities:
Proceeds from related party loans	2,000,000	1,300,000
Proceeds from sale of Initial Public Offering Units	-	575,000,000
Proceeds from sale of Private Placement Warrants	-	13,500,000
Payment of underwriting discount	-	(11,500,000)
Payment of offering costs	-	(702,239)
Proceeds from promissory note payable	-	100,833
Payment of promissory note payable	-	(187,583)
Net cash provided by financing activities	2,000,000	577,511,011
Net Change in Cash	(397,032)	30,637
Cash - Beginning of period	660,069	25,000
Cash - End of period	$263,037	$55,637
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering and formation costs	$-	$70,000
Deferred underwriting commission	$-	$20,125,000
Remeasurement of value of Class A ordinary shares subject to possible redemption	$3,494,683	$-

The accompanying notes are an integral part of these condensed financial statements.

LAZARD GROWTH ACQUISITION CORP. I

Condensed Unaudited Statements of Changes in Shareholders’ Deficit

For the Nine Months ended September 30, 2022 and September 30, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	-	$-	14,375,000	$1,438	$-	$(42,459,064)	$(42,457,626)
Net Income						6,596,916	6,596,916
Balance, March 31, 2022	-	$-	14,375,000	$1,438	$-	$(35,862,148)	$(35,860,710)
Net Income	-	-	-	-	-	5,986,271	5,986,271
Remeasurement of value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(709,510)	(709,510)
Balance, June 30, 2022	-	$-	14,375,000	$1,438	$-	$(30,585,387)	$(30,583,949)
Net Income	-	-	-	-	-	6,646,711	6,646,711
Remeasurement of value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,785,173)	(2,785,173)
Balance, September 30, 2022	-	$-	14,375,000	$1,438	$-	$(26,723,849)	$(26,722,411)

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	-	$-	14,375,000	$1,438	$23,562	$(7,000)	$18,000
Class A ordinary shares issued, net of offering costs	57,500,000	5,750	-	-	530,624,927	-	530,630,677
Proceeds of sale of Private Placement Warrants in excess of fair value	-	-	-	-	3,600,000	-	3,600,000
Net Income	-	-	-	-	-	1,103,432	1,103,432
Class A ordinary shares subject to possible redemption	(57,500,000)	(5,750)	-	-	(534,248,489)	(40,745,761)	(575,000,000)
Balance, March 31 2021	-	$-	14,375,000	$1,438	$-	$(39,649,329)	$(39,647,891)
Offering costs on Class A ordinary shares issued	-	-	-	-	-	(43,172)	(43,172)
Net Loss	-	-	-	-	-	(3,478,129)	(3,478,129)
Balance, June 30, 2021	-	$-	14,375,000	$1,438	$-	$(43,170,630)	$(43,169,192)
Net Loss	-	-	-	-	-	5,928,183	5,928,183
Balance, September 30, 2021	-	$-	14,375,000	$1,438	$-	$(37,242,447)	$(37,241,009)

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2022 and 2021, relates to the company’s formation, completing its initial public offering (“Initial Public Offering”) and identifying and evaluating prospective acquisition targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

On March 26, 2021, the Sponsor committed $1,300,000 to be provided to the Company to fund working capital requirements prior to an initial Business Combination. On August 5, 2021, the Sponsor amended its working capital loan to provide additional borrowings up to a total amount of $2,000,000. On March 30, 2022, the Sponsor further amended the working capital loan to provide additional borrowing up to a total borrowing of $5,000,000. After borrowing $4,000,000, the Company had cash of $263,037 as of September 30, 2022 and the Company does not have sufficient liquidity to meet its anticipated obligations during the period beginning with the date of issuance of these financial statements through the end of the Combination Period, (the date at which the Company will cease operations if a Business Combination has not been completed). In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that while the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds as may be needed by the Company, the Company cannot assure you that their plans to raise capital or to complete a Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The interim results for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents Held in Trust Account

Cash includes cash on deposit at a banking institution. The Company held cash of $263,037 and $660,069 in a demand deposit account at September 30, 2022 and December 31, 2021, respectively. The company held cash equivalents of $578,594,683 and $575,033,252 in the Trust Account as of September 30, 2022 and December 31, 2021, respectively. The cash equivalents held in the Trust Account are characterized as a Level I investment within the fair value hierarchy under ASC 820. The cash equivalents held in the Trust Account are held in money market funds which invest only in direct U.S. Treasury obligations and are considered restricted.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021 there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Each month, the Company re-measures the redemption value of the Class A shares subject to possible redemption. During the three and nine months ended September 30, 2022, the cumulative net interest income earned on the Trust Account exceeded the $100,000 available to be used by the Company for liquidation costs should the Company not complete a Business Combination. The remeasurement as of September 30, 2022 and 2021 resulted in an increase of $3,494,683 and $0, respectively, to the redemption value and a charge to accumulated deficit.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2022 and 2021, the Company had outstanding warrants to purchase up to 20,500,000 Class A ordinary shares. The weighted average of these shares have been excluded from the calculation of diluted net income per share of redeemable Class A ordinary shares because the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Note 3 - Related Party Transactions

Founder Shares

On February 5, 2021, the Sponsor transferred 25,000 of its Class B ordinary shares (the “Founder Shares”) to each of the Company’s five independent directors (125,000 Founder Shares in the aggregate). Effective May 11, 2021, a member of the Company’s board of directors (the “Board”) resigned his position as a member of the Board and subsequently transferred back to the Sponsor the 25,000 Founder Shares he previously received from the Sponsor in connection with his service on the Board.

The Sponsor’s transfer of 100,000 Founders Shares to the Company’s directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares transferred to the Company’s directors was $342,000 or $3.42 per share. The Founders Shares were effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) As of September 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that the consummation of a Business Combination is not yet considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

At the lender’s discretion, up to $2,000,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Pursuant to the terms of the Working Capital Loan, as amended on March 30, 2022, such conversion right may only be exercised at the time of a Business Combination. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had $4,000,000 and $2,000,000, respectively, outstanding borrowings under the Working Capital Loan.

In addition, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company additional funds (“Supplemental Loans”) as may be required. The terms of such Supplemental Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company agreed, commencing on the date that the Company’s securities are first listed on the Nasdaq Capital Market, which was February 10, 2021, and through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative support. For the three months ended September 30, 2022 and 2021, the Company incurred administrative expenses of $60,000 and for the nine months ended September 30, 2022 and 2021, the Company incurred administrative expenses of $180,000 and $160,000, respectively.

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability

The Company’s Public Warrants exercisable for Class A ordinary shares began trading on Nasdaq in April 2021 and at such time they were reclassified from Level 3 to Level 1. Their fair value at September 30, 2022 and December 31, 2021 is based on an observable market quote. The fair value of the Public Warrants prior to the commencement of trading and the fair value of the Private Warrants as of December 31, 2021 and September 30, 2021, is based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include the market price of the Company’s Class A Ordinary shares and the exercise price of the warrants . Unobservable inputs include the time to maturity, a risk free interest rate and annualized volatility of the Company’s Class A Ordinary shares. At September 30, 2022, such valuation model could not be used to determine the fair value of the Private Warrants because the implied volatility for the Public Warrants was unsolvable, due to the fair value of the Public Warrants declining from $0.87 at December 31, 2021 to $0.05 at September 30, 2022. As a result, at September 30, 2022, the fair market value of Public Warrants was used to determine the fair value of the Private Warrants.

The following tables present, as of September 30, 2022 and December 31, 2021, the classification of assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy.

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents held in Trust Account	$578,594,683	$-	$-	$578,594,683
Total	$578,594,683	$-	$-	$578,594,683
Liabilities:
Warrants exercisable for Class A ordinary shares	$575,000	$-	$450,000	$1,025,000
Total	$575,000	$-	$450,000	$1,025,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents held in Trust Account	$575,033,252	$-	$-	$575,033,252
Total	$575,033,252	$-	$-	$575,033,252
Liabilities:
Warrants exercisable for Class A ordinary shares	$10,005,000	$-	$8,010,000	$18,015,000
Total	$10,005,000	$-	$8,010,000	$18,015,000

The following tables provide a summary of the changes in fair value of the Company’s Level 3 liabilities for the three months and nine months ended September 30, 2022 and 2021 respectively.

	Three Months ended September 30, 2022
	Beginning Balance	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Private Warrants exercisable for Class A ordinary shares	$2,430,000	$(1,980,000)	$-	$450,000
Total Level 3 Liabilities	$2,430,000	$(1,980,000)	$-	$450,000

	Nine Months ended September 30, 2022
	Beginning Balance	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Private Warrants exercisable for Class A ordinary shares	$8,010,000	$(7,560,000)	$-	$450,000
Total Level 3 Liabilities	$8,010,000	$(7,560,000)	$-	$450,000

	Three Months ended September 30, 2021
	Beginning Balance	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Private Warrants exercisable for Class A ordinary shares	$10,170,000	$(2,610,000)	$-	$7,560,000
Total Level 3 Liabilities	$10,170,000	$(2,610,000)	$-	$7,560,000

	Nine Months ended September 30, 2021
	Initial Fair Value February 12, 2021	Changes in Fair Value of Warrant Liabilities	Transfers	Ending Balance
Liabilities:
Public Warrants exercisable for Class A ordinary shares	$12,650,000	$(1,150,000)	$(11,500,000)	$-
Private Warrants exercisable for Class A ordinary shares	9,900,000	(2,340,000)	-	7,560,000
Total Level 3 Liabilities	$22,550,000	$(3,490,000)	$(11,500,000)	$7,560,000

Note 5 - Derivatives

The Company’s derivative instruments pertain to the Public Warrants and Private Placement Warrants, and are stated at their fair values and are included in “warrants exercisable for Class A ordinary shares” on the condensed unaudited balance sheets.

The following tables provide a summary of the changes in fair value of the Company’s derivative instruments for the three months and nine months ended September 30, 2022 and 2021.

	Nine Months ended September 30, 2022
	Warrants Exercisable for Class A Ordinary Shares
	Public	Private	Total
Balance January 1, 2022	$10,005,000	$8,010,000	$18,015,000
Change in fair value for the three months ended March 31, 2022	(3,910,000)	(3,150,000)	(7,060,000)
Balance as of March 31, 2022	$6,095,000	$4,860,000	$10,955,000
Change in fair value for the three months ended June 30, 2022	(3,220,000)	(2,430,000)	(5,650,000)
Balance as of June 30, 2022	$2,875,000	$2,430,000	$5,305,000
Change in fair value for the three months ended September 30, 2022	(2,300,000)	(1,980,000)	(4,280,000)
Balance as of September 30, 2022	$575,000	$450,000	$1,025,000

	Nine Months ended September 30, 2021
	Warrants Exercisable for Class A Ordinary Shares
	Public	Private	Total
Balance January 1, 2021	$-	$-	$-
Initial Fair Value	12,650,000	9,900,000	22,550,000
Change in fair value for the three months ended March 31, 2021	(1,150,000)	(900,000)	(2,050,000)
Balance as of March 31, 2021	$11,500,000	$9,000,000	$20,500,000
Change in fair value for the three months ended June 30, 2021	1,725,000	1,170,000	2,895,000
Balance as of June 30, 2021	$13,225,000	$10,170,000	$23,395,000
Change in fair value for the three months ended September 30, 2021	(3,795,000)	(2,610,000)	(6,405,000)
Balance as of September 30, 2021	$9,430,000	$7,560,000	$16,990,000

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

Class B Ordinary Shares

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

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 (the Company’s “Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

At September 30, 2022 we had cash of $263,037 and cash equivalents held in a Trust Account of $578,594,683, current liabilities of $6,280,844, deferred underwriting commission payable of $20,125,000 and warrants for the purchase of Class A ordinary shares of $1,025,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2022, we had net income of $6,646,711, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $4,280,000 and interest income of $2,785,173 earned on funds held in the Trust Account. This income was partially offset by general and administrative fees of $418,462. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities.

For the three months ended September 30, 2021, we had a net income of $5,928,183, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $6,405,000 and $9,989 of interest earned on funds held in the Trust Account. These revenues were offset by general and administrative expenses of $486,806. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the three months ended September 30, 2022 and 2021 primarily related to identifying and evaluating prospective acquisition targets for an initial Business Combination.

For the nine months ended September 30, 2022, we had a net income of $19,229,898, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $16,990,000 and interest income of $3,561,431 earned on funds held in the Trust Account. These revenues were offset by general and administrative expenses of $1,321,533. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the nine months ended September 30, 2022 primarily related to identifying and evaluating prospective acquisition targets for an initial Business Combination.

For the nine months ended September 30, 2021, we had a net income of $3,553,486, which consisted of a change in the fair value of warrants exercisable for Class A ordinary shares of $5,560,000 and $21,845 of interest earned on funds held in the Trust Account. These revenues were offset by general and administrative fees of $1,313,865 and offering costs that were expensed of $714,494 related to the closing of our Initial Public Offering. Interest earned on the Trust Account is restricted to the redemption or liquidation of Class A ordinary shares and cannot be used for the Company’s business activities. Our business activities for the nine months ended September 30, 2021 primarily related to completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial Business Combination.

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

Going Concern Assessment

As of September 30, 2022, the Company had cash of $263,037 and $2,280,844 of accrued expenses. The Company forecasts additional expenses through February 12, 2023 (the final date to complete a business combination) totaling $292,700 and $100,000 of interest income.  The Company’s total forecasted cash outflows through February 12, 2023, net of $100,000 interest income for liquidation costs, totals $2,473,544, which leaves the company with a forecasted cash shortfall of $2,210,507. As of September 30, 2022, the Company does not have sufficient liquidity to meet its anticipated obligations during the period beginning with the date of issuance of these financial statements through the end of the Combination Period. The Company cannot assure you that its plans to raise capital or to complete a Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 10, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

As of September 30, 2022 and September 30, 2021, we had outstanding warrants to purchase of up to 20,500,000 shares of Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per share of ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and September 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted income per common share is the same as basic income per common share for the period.

Warrants

Under ASC Topic 815, we have classified issued warrants as liabilities remeasured at fair value, with changes in fair value each period reported to earnings.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Class A ordinary shares subject to possible redemption included in temporary equity at September 30, 2022 and December 31, 2021, represent 100% of the outstanding Class A ordinary shares.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Following the identification of the material weakness in 2021, as previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer implemented a plan of remediation to strengthen our internal control over financial reporting, which was comprised of the performance of additional accounting and financial analyses related to the classification of our Class A ordinary shares as temporary equity versus permanent equity, as well as consulting with subject matter experts. These procedures and expanded review processes were extended to our complex securities, including but not limited to redeemable Class A shares, convertible debt and stock purchase warrants. As a result of these additional procedures, which began during the quarterly period ending December 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective.

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

LAZARD GROWTH ACQUISITION CORP. I

Date: November 1, 2022	By:	/s/ Eyal Ofir
Eyal Ofir
Chief Executive Officer

Date: November 1, 2022	By:	/s/ Mary Ann Deignan
Mary Ann Deignan
Chief Financial Officer